Form 10-Q
period 1996-04-27
INDUSTRIAL SCIENTIFIC CORP
filed 1996-06-07
CIK 906108

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 27, 1996

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  0-21838


                       INDUSTRIAL SCIENTIFIC CORPORATION
            (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                            25-1481281
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


                     1001 Oakdale Road, Oakdale, PA 15071
                   (Address of principal executive offices)


                                 412-788-4353
             (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
          None

          Securities registered pursuant to Section 12(g) of the Act:
          Title of each class  -  Common Stock, par value $.01


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No


As of June 6, 1996, there were 3,375,087 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

     INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES



                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------
     PART I - FINANCIAL INFORMATION


     Item 1.    Financial Statements.


                Condensed Consolidated Balance Sheet -
                April 27, 1996  and January 27, 1996.                    3


                Condensed Consolidated Statement of Income -
                Three months ended April 27, 1996 and
                April 29, 1995.                                          4


                Condensed Consolidated Statement of Cash Flows -
                Three months ended April 27, 1996 and April 29, 1995.    5


                Notes to Condensed Consolidated Financial Statements.    6




     Item 2.    Management's Discussion and Analysis of Results
                of Operations and Financial Condition.                   8



     Part II - OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K.                       10

 PART 1.    FINANCIAL INFORMATION
 Item 1. Financial Statements

                  INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, except share data)

                                                         April 27,            January 27,
                                                           1996                  1996
                                                         ---------            ----------
                                                        (Unaudited)               **

                  ASSETS
Current assets:
  Cash and cash equivalents                                 $7,051                $7,485
  Short-term investments                                     7,827                 7,816
                                                         ---------            ----------
                                                            14,878                15,301

  Accounts receivable, net                                   4,767                 4,395
  Inventories                                                3,486                 3,504
  Prepaid expenses and other assets                            286                   311
  Deferred income taxes                                        252                   252
                                                         ---------            ----------
          Total current assets                              23,669                23,763

Long-term investments                                        2,775                   929

Property, plant, and equipment, at cost                     13,155                12,943
Less accumulated depreciation and amortization               5,125                 4,745
                                                         ---------            ----------
                                                             8,030                 8,198

Land                                                           390                   390
Equity investment                                              218                    --
Intangible assets, net                                       2,117                 2,199
                                                         ---------            ----------
          Total assets                                     $37,199               $35,479
                                                         =========            ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $1,622                $1,260
  Accrued payroll and related items                          1,025                   711
  Accrued warranty expenses                                    274                   299
  Income taxes payable                                         611                   304
  Current portion of term debt                                 396                   613
                                                         ---------            ----------
          Total current liabilities                          3,928                 3,187

Term debt                                                    4,371                 4,512
Deferred income taxes                                          209                   209
                                                         ---------            ----------
          Total liabilities                                  8,508                 7,908

Shareholders' equity:
  Preferred stock, without par value; authorized
     1,000,000 shares; none issued                              --                    --
  Common stock, $.01 par value; authorized 15,000,000
     shares; issued and outstanding 3,375,087 shares
     at 4/27/96 and at 1/27/96                                  34                    34
  Additional paid-in capital                                 5,471                 5,471
  Retained earnings                                         23,186                22,066
                                                         ---------            ----------
          Total shareholders' equity                        28,691                27,571
                                                         ---------            ----------
          Total liabilities and shareholders' equity       $37,199               $35,479
                                                         =========            ==========

**  -  Summarized from audited January 27, 1996 balance sheet.

The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)


                                        For the three months ended
                                         April 27,       April 29,
                                           1996            1995
                                         ---------       --------
Net sales                                   $9,361          $8,858
Cost of goods sold                           4,286           4,142
                                         ---------       ---------
     Gross profit                            5,075           4,716

Operating expenses:
     Selling                                 1,822           1,657
     Research, development and
     engineering                               903             600
     Administrative                            779             826
                                         ---------       ---------
     Total operating expenses                3,504           3,083
                                         ---------       ---------

     Operating profit                        1,571           1,633

Interest income                                190             219
Other expense, net                             (64)            (61)
                                         ---------       ---------
     Income before income taxes              1,697           1,791

Provision for income taxes                     577             650
                                         ---------       ---------
     Net income                             $1,120          $1,141
                                         =========       =========
Net income per common share                  $0.33           $0.34
                                         =========       =========

Weighted average number of common and
     common equivalent shares
     outstanding                         3,381,000       3,384,000
                                         =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)



                                                              For the three months ended
                                                             April 27,           April 29,
                                                                1996               1995
                                                             ----------          ----------
Cash flows from operating activities:
     Net income                                                  $1,120              $1,141
     Depreciation, amortization and other non-cash items            479                 305
     Changes in operating assets and liabilities                    632                 130
                                                             ----------          ----------
         Net cash provided by operating activities                2,231               1,576

Cash flows from investing activities:
     Purchase of short-term investments                          (3,212)             (6,159)
     Purchase of long-term investments                           (1,846)               (446)
     Proceeds from maturities of short-term investments           3,231               2,500
     Capital expenditures                                          (212)               (301)
     Purchase of equity investment                                 (267)                 --
                                                             ----------          ----------
        Net cash used in investing activities                    (2,306)             (4,406)

Cash flows from financing activities:
     Principal payments on debt                                    (359)               (355)
                                                             ----------          ----------
        Net cash used in financing activities                      (359)               (355)

Net decrease in cash and cash equivalents                          (434)             (3,185)

Cash and cash equivalents at beginning of period                  7,485               8,118
                                                             ----------          ----------
Cash and cash equivalents at end of period                       $7,051              $4,933
                                                             ==========          ==========


The accompanying notes are an integral part of the consolidated financial statements.

               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     (1) Management's Discussion and Analysis of Results of Operations and Financial Condition which follows these notes contains additional information on the results of operations and the financial position of the Company. These comments should be read in conjunction with the notes.



     (2) In the opinion of management, all adjustments, (consisting only of normal and recurring adjustments), necessary for a fair presentation of the results of the operations of these interim periods have been included.



     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $32,000 and $22,000 at April 27, 1996 and April 29, 1995 respectively.


     (4)  Inventories consisted of:


                                                         April 27,    January 27,
                                                           1996          1996
                                                         --------     ---------
                                                              (in thousands)
         At standard costs, which approximate
         first-in, first-out cost:
         Raw materials                                   $2,623        $2,952
         Work in process                                    637           367
         Finished goods                                     356           315
                                                         ------        ------
                                                          3,616         3,634
         Less LIFO reserves                                 130           130
                                                         ------        ------
         Inventories at LIFO value                       $3,486        $3,504
                                                         ======        ======




                                   continued

     (5) The effective tax rate of 34.0% for the three months ended April 27, 1996 is based upon an estimate of the effective rate for the year ended January 25, 1997. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, non-taxable interest benefits and research and development tax credits, offset by the effect of state and local income taxes.



     (6) Effective January 28, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which had no material effect on the Company's financial statements.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended April 27, 1996 and April 29, 1995 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 27, 1996.

                             Results of Operations
     Quarter ended April 27, 1996 Compared to Quarter ended April 29, 1995

Net sales for the quarter ended April 27, 1996 ("first quarter 1996") were $9.4 million, an increase of $503,000 or 5.7% over net sales of $8.9 million for the quarter ended April 29, 1995 (" first quarter 1995"). The increase resulted from increased international sales, principally to the Middle East, due to increased marketing efforts including the formation of Industrial Scientific Arabia Ltd., which were partially offset by selective price discounting in competitive situations. Sales of repair services also increased over the prior year quarter.

Gross profit increased by $359,000 to $5.1 million or 54.2% of net sales for the first quarter 1996 compared to $4.7 million or 53.2% of net sales for the first quarter 1995. Selective price discounting in competitive situations was more than offset by increased manufacturing efficiencies relating to the higher sales volume and increased sales of replacement parts which typically generate a higher margin than sales of new instruments.

Operating expenses increased $421,000 or 13.7% to $3.5 million for the first quarter 1996 compared to $3.1 million for the first quarter 1995. Selling expenses increased due to intensive marketing efforts to establish an international sales and distribution network for the Company's products. Engineering, research and development expense increased due to costs incurred in the commercial development of the MG2100 portable mass spectrometer and new product development efforts in portable gas monitoring instruments. Administrative expenses declined due to a reduction in the provision for Company contribution to the profit sharing plan, partially offset by modest increases in other administrative expense.

Interest income declined for the first quarter 1996 compared to the first quarter 1995 due to a higher portion of investments in tax free instruments. Other expense increased slightly as lower interest expense caused by reduced outstanding debt balances was offset by other non-operating expenses.

The effective tax rate for the first quarter 1996 was 34.0% compared to 36.3% for the first quarter 1995. Increased research and experimentation tax credit and non-taxable interest income principally account for this change.

Net income for the first quarter 1996 totaled $1.1 million or $0.33 per share, relatively unchanged compared to net income of $1.1 million or $0.34 per share for the first quarter 1995.


                        Liquidity and Capital Resources

Cash flow from operations totaled $2.2 million for the first quarter 1996 compared to $1.6 million for the first quarter 1995. This increase of $655,000 is primarily due to increased depreciation and amortization and positive changes in operating asset and liability accounts.

Capital expenditures totaled $212,000 for the first quarter 1996 compared to $301,000 for the first quarter 1995. Expenditures for the first quarter 1996 principally consisted of production tooling and computer hardware and software to support manufacturing and new product development. During the first quarter 1996 the Company invested $267,000 in Industrial Scientific Arabia Limited, a joint venture with a Saudi Arabian partner.

Working capital totaled $19.7 million as of April 27, 1996 compared to $20.6 million as of January 27, 1996. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

                           PART II - OTHER INFORMATION




     ITEM 1.   LEGAL PROCEEDINGS

          Nothing to report under this item.


     ITEM 2.   CHANGES IN SECURITIES


          Nothing to report under this item.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


          Nothing to report under this item.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



          (a) Exhibits.

               27.0  Finnacial Data Schedule                Filed herewith.


              99.01  Press release introducing MG2100
                     Portable Mass Spectrometer dated
                     March 1, 1996.                         Filed herewith.


              99.02  Press release regarding first quarter
                     earnings dated May 16, 1996.           Filed herewith.



          (b)  Reports on Form 8-K.


               None.

     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Industrial Scientific Corporation
                                   (Registrant)



     Date: June 7, 1996
                                           By :
                                                -----------------------------
                                                        James P. Hart
                                   Vice-President and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------


                                                               Sequential Page Number
     Exhibit No.                                                    or Reference
     -----------                                                    ------------

      27.0       Financial Data Schedule                       Filed herewith at page 13.


     99.01       Press release introducing MG2100 Portable
                 Mass Spectrometer dated March 1, 1996.        Filed herewith at page 14.


     99.02       Press release regarding first quarter
                 earnings dated May 16, 1996.                  Filed herewith at page 16.


