Form 10-Q
period 1996-07-27
INDUSTRIAL SCIENTIFIC CORP
filed 1996-09-10
CIK 906108

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 27, 1996

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No


As of September 6, 1996, there were 3,375,087 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES



                    INDEX
                    -----

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.


           Condensed Consolidated Balance Sheet -
           July 27, 1996 and January 27, 1996.                           3


           Condensed Consolidated Statement of Income -
           Three months ended July 27, 1996 and July 29, 1995.           4


           Condensed Consolidated Statement of Cash Flows -
           Three months ended July 27, 1996 and July 29, 1995.           5


           Notes to Condensed Consolidated Financial Statements.         6




Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                        8



Part II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.                            11

           PART 1.    FINANCIAL INFORMATION
           Item 1. FINANCIAL STATEMENTS

INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)


                                                                 July 27,             January 27,
                                                                   1996                  1996
                                                                ----------            -----------
                                                                (Unaudited)               **
                             ASSETS
           Current assets:
             Cash and cash equivalents                              $5,244                $7,485
             Short-term investments                                  7,076                 7,816
                                                                ----------            -----------
                                                                    12,320                15,301

             Accounts receivable, net                                4,670                 4,395
             Inventories                                             3,505                 3,504
             Prepaid expenses and other assets                         373                   311
             Deferred income taxes                                     285                   252
                                                                ----------            -----------
                     Total current assets                           21,153                23,763

           Long-term investments                                     5,393                   929

           Property, plant, and equipment, at cost                  13,207                12,943
           Less accumulated depreciation and amortization            5,508                 4,745
                                                                ----------            -----------
                                                                     7,699                 8,198

           Land                                                        390                   390
           Intangible assets, net                                    2,247                 2,199
                                                                ----------            -----------
                     Total assets                                  $36,882               $35,479
                                                                ==========            ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
             Accounts payable                                       $1,404                $1,260
             Accrued payroll and related items                         722                   711
             Accrued warranty expenses                                 307                   299
             Income taxes payable                                      167                   304
             Current portion of term debt                              378                   613
                                                                ----------            -----------
                     Total current liabilities                       2,978                 3,187

           Term debt                                                 4,230                 4,512
           Deferred income taxes                                       189                   209
                                                                ----------            -----------
                     Total liabilities                               7,397                 7,908

           Shareholders' equity:
             Preferred stock, without par value; authorized
                1,000,000 shares; none issued                           --                    --
             Common stock, $.01 par value; authorized 15,000,000
                shares; issued and outstanding 3,375,087 shares
                at 7/27/96 and at 1/27/96                               34                    34
             Additional paid-in capital                              5,471                 5,471
             Retained earnings                                      23,980                22,066
                                                                ----------            -----------
                     Total shareholders' equity                     29,485                27,571
                                                                ----------            -----------
                     Total liabilities and shareholders' equity    $36,882               $35,479
                                                                ==========            ===========


**  -  Summarized from audited January 27, 1996 balance sheet.

The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                        For the three months ended     For the six months ended
                                          July 27,     July 29,          July 27,     July 29,
                                            1996         1995              1996         1995
                                          --------     --------          --------     --------
        Net sales                           $9,072       $8,205           $18,433      $17,063
        Cost of goods sold                   4,312        3,867             8,598        8,009
                                          --------     --------         ---------     --------
             Gross profit                    4,760        4,338             9,835        9,054

        Operating expenses:
             Selling                         1,929        1,536             3,751        3,194
             Research, development and
                  engineering                  982          672             1,885        1,271
             Administrative                    791          892             1,570        1,718
                                          --------     --------         ---------     --------
             Total operating expenses        3,702        3,100             7,206        6,183
                                          --------     --------         ---------     --------

             Operating profit                1,058        1,238             2,629        2,871

        Interest income                        199          201               389          420
        Other expense, net                     (54)         (65)             (118)        (126)
                                          --------     --------         ---------     --------
        Income before income taxes           1,203        1,374             2,900        3,165

        Provision for income taxes             408          464               985        1,114
                                          --------     --------         ---------     --------
             Net income                       $795         $910            $1,915       $2,051
                                          ========     ========         =========     ========
        Net income per common share          $0.24        $0.27             $0.57        $0.61
                                          ========     ========         =========     ========
        Weighted average number of
             common and common
             equivalent shares
             outstanding                 3,380,000    3,382,000         3,378,000    3,383,000
                                         =========    =========         =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                 For the six months ended
                                                                July 27,            July 29,
                                                                 1996                1995
                                                               ---------           ---------
        Cash flows from operating activities:
             Net income                                           $1,915              $2,051
             Depreciation, amortization and other
              non-cash items                                         982                 649
             Changes in operating assets and liabilities            (365)             (1,705)
                                                               ---------           ---------
                 Net cash provided by operating activities         2,532                 995

        Cash flows from investing activities:
             Purchase of short-term investments                   (6,066)             (9,835)
             Purchase of long-term investments                    (4,464)               (446)
             Acquisition of Monitor Group                             --              (2,500)
             Proceeds from maturities of short-term investments    6,805               8,935
             Capital expenditures                                   (264)               (533)
             Investment in joint venture                            (267)                 --
                                                               ---------           ---------
                Net cash used in investing activities             (4,256)             (4,379)

        Cash flows from financing activities:
             Principal payments on debt                             (517)               (524)
                                                               ---------           ---------
                Net cash used in financing activities               (517)               (524)

        Net decrease in cash and cash equivalents                 (2,241)             (3,908)

        Cash and cash equivalents at beginning of period           7,485               8,118
                                                               ---------           ---------
        Cash and cash equivalents at end of period                $5,244              $4,210
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


     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $37,000 and $25,000 at July 27, 1996 and July 29, 1995, respectively.


    (4) Inventories consisted of:

                                                        July 27,     January 27,
                                                          1996          1996
                                                           (in thousands)
                                                        _______       ________
         At standard costs, which approximate
         first-in, first-out cost:
         Raw materials                                   $2,751        $2,952
         Work in process                                    483           367
         Finished goods                                     401           315
                                                         ------        ------
                                                          3,635         3,634
         Less LIFO reserves                                 130           130
                                                         ------        ------
         Inventories at LIFO value                       $3,505        $3,504
                                                         ======        ======

                                   continued

     (5) The effective tax rate of 33.9% for the six months ended July 27, 1996 is based upon an estimate of the effective rate for the year ended January 25, 1997. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits and non-taxable interest benefits, offset by the effect of state and local income taxes.


     (6) Effective January 28, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which had no material effect on the Company's financial statements.

Part 1.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended July 27, 1996 and July 29, 1995 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 27, 1996.


                             Results of Operations
      Quarter ended July 27, 1996 Compared to Quarter Ended July 29, 1995

Net sales for the quarter ended July 27, 1996 ("second quarter 1996") were $9.1 million, an increase of $867,000 or 10.6% compared to net sales of $8.2 million for the quarter ended July 29, 1995 ("second quarter 1995"). This increase was due to increased international shipments, primarily to the Middle East, resulting from the Company's continuing marketing efforts outside North America. Sales within North America declined slightly, as a result of intense competitive pressure and relatively stable demand for the Company's products.


Gross profit increased 9.7% or $422,000 to $4.8 million for the second quarter 1996, compared to $4.3 million for the second quarter 1995. As a percent of net sales, gross profit declined slightly to 52.5% for the second quarter 1996 compared to 52.9% for the second quarter 1995. This slight decline is due to a substantial portion of international sales made under a negotiated long-term supply agreement, at a lower than average gross profit margin, and selective price discounting in competitive situations. These two negative factors were partially offset by improved manufacturing efficiencies relating to higher sales volume.

Total operating expenses increased $602,000 or 19.4% to $3.7 million for the second quarter 1996 compared to $3.1 million for the second quarter 1995. Selling expense increased $393,000 or 25.6% due to continuing costs incurred to establish and maintain an international sales and distribution network. Research, development and engineering expense increased $310,000 or 46.1% due to substantial costs incurred in the continuing commercial development of the MG2100 portable mass spectrometer. The second quarter 1996 includes three months of expenses relating to development of the mass spectrometer while the second quarter 1995 only includes one month since the Company completed the acquisition of the assets of Monitor Group at the end of June 1995. Administrative expense declined $101,000 or 11.3% primarily due to a reduction in the provision for the Company contribution to the profit sharing plan.

Interest income was basically unchanged for the second quarter 1996 compared to the second quarter 1995, while other expenses, consisting principally of interest expense, declined due to lower outstanding debt because of principal repayments during the intervening periods.

The effective tax rate for the second quarter 1996 was 33.9%, substantially level with the effective rate of 33.8% for the second quarter 1995.

Net income for the second quarter 1996 totaled $795,000 or $0.24 per share down 12.6% compared to second quarter 1995 net income of $910,000 or $0.27 per share.


                             Results of Operations
   Six Months Ended July 27, 1996 Compared to Six Months Ended July 29, 1995

Net sales for the six months ended July 27, 1996 ("first half 1996") totaled $18.4 million, an increase of $1.4 million or 8.0% compared to net sales of $17.1 million for the six months ended July 29, 1995 ("first half 1995"). Increased international sales, principally to the Middle East, resulting from the Company's continuing marketing efforts outside North America account for the increase. Sales within North America declined slightly due to increased competition and generally flat demand for the Company's products.

Gross profit increased to $9.8 million for the first half 1996, an increase of 8.6% compared to gross profit of $9.1 million for the first half 1995. As a percent of net sales, gross profit increased slightly to 53.4% for the first half 1996 compared to 53.1% for the first half 1995. Higher sales volume resulting in increased manufacturing efficiencies and increased sales of replacement parts which yield a higher gross profit percentage, were partially offset by selective price discounting in competitive situations and increased international sales at lower gross margins.

Operating expenses increased $1.0 million or 16.5% to $7.2 million for the first half 1996, compared to $6.2 million for the first half 1995. Selling expenses increased $557,000 or 17.4% due to the Company's continuing efforts to establish and maintain an international distribution and service network. Research, development and engineering expense increased $614,000 or 48.3% primarily due to substantial costs incurred in the continuing commercial development of the MG2100 portable mass spectrometer. The first half 1996 includes six months expenses relating to the development of the mass spectrometer while the first half 1995 only includes one month since the Company completed the acquisition of the assets of Monitor Group Inc. as of the end of June 1995. Administrative expenses declined $149,000, or 8.7% as modest increases in most expense categories were offset by a reduced provision for the Company contribution to the profit sharing plan.

Interest income declined for the first half 1996 as a greater portion of the Company's investments were in tax free instruments which yield a higher after tax return, but generally earn a lower coupon rate of return. Other expense declined as less interest expense was incurred due to reduced outstanding debt relating to continuing principal repayments.

The effective tax rate for the first half 1996 was 34.0% compared to 35.2% for the first half 1995. A greater portion of non-taxable interest income, and increased utilization of foreign tax credits principally account for this decrease.

Net income for the first half 1996 totaled $1.9 million or $0.57 per share, a decrease of 6.6% from $2.1 million or $0.61 per share for the first half 1995.


                        Liquidity and Capital Resources

Cash flow from operations totaled $2.5 million in the first half 1996 compared to $1.0 million for the first half 1995. Higher depreciation and amortization and reduced net use of cash for operating assets and liabilities, partially offset by lower net income account for this increase.

Capital expenditures totaled $264,000 in the first half of 1996. The Company also invested $267,000 in Industrial Scientific Arabia Ltd., a joint venture with a Saudi Arabian partner.

During the first half 1995 the Company acquired the assets of Monitor Group Inc., a developer of portable mass spectrometers for $2.5 million in cash. Approximately $2.4 million of the purchase price related to identifiable intangible assets and goodwill which are being amortized over their estimated useful lives which range from three to seventeen years.

Working capital totaled $18.2 million as of July 27, 1996 compared to $20.6 million as of January 27, 1996. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

                          PART II - OTHER INFORMATION




     ITEM 1.   LEGAL PROCEEDINGS

          Nothing to report under this item.


     ITEM 2.   CHANGES IN SECURITIES


          Nothing to report under this item.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


          Nothing to report under this item.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          Nothing to report under this item.

     ITEM 5.   OTHER INFORMATION


          Nothing to report under this item.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



          (a)    Exhibits.


                 27.0  Financial Data Schedule                 Filed herewith.


                 99.01 Press release regarding second quarter
                       earnings dated August 15, 1996.         Filed herewith.


          (b)  Reports on Form 8-K.


               None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            Industrial Scientific Corporation
                      (Registrant)



Date: September 9, 1996
                                         By     /s/ James P. Hart
                                         ---------------------------------
                                                     James P. Hart
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------



                                                        Sequential Page Number
     Exhibit No.                                             or Reference
     -----------                                             ------------


     27.0    Financial Statement Data.                Filed herewith at page 14.


     99.01   Press release regarding second quarter
             earnings dated August 15, 1996.          Filed herewith at page 15.