Form 10-Q
period 1996-10-26
INDUSTRIAL SCIENTIFIC CORP
filed 1996-12-09
CIK 906108

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 1996

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


As of December 5, 1996, there were 3,370,587 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES



                                   INDEX
                                   -----


                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


         Condensed Consolidated Balance Sheet -
         October 26, 1996 and January 27, 1996.                         3


         Condensed Consolidated Statement of Income -
         Three and nine months ended October 26, 1996 and
         October 28, 1995.                                              4


         Condensed Consolidated Statement of Cash Flows -
         Three and nine months ended October 26, 1996 and
         October 28, 1995.                                              5


         Notes to Condensed Consolidated Financial Statements.          6



Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition.                         8



Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.                             11

PART 1.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                          October 26,           January 27,
                                                             1996                  1996
                                                          -----------           -----------
                                                          (Unaudited)               **
                       ASSETS
     Current assets:
       Cash and cash equivalents                              $5,328                $7,485
       Short-term investments                                  8,304                 7,816
                                                          -----------           -----------
                                                              13,632                15,301

       Accounts receivable, net                                4,412                 4,395
       Inventories                                             3,736                 3,504
       Prepaid expenses and other assets                         382                   311
       Deferred income taxes                                     324                   252
                                                          -----------           -----------
               Total current assets                           22,486                23,763

     Long-term investments                                     5,388                   929

     Property, plant, and equipment, at cost                  13,302                12,943
     Less accumulated depreciation and amortization            5,884                 4,745
                                                          -----------           -----------
                                                               7,418                 8,198

     Land                                                        390                   390
     Intangible assets, net                                    2,460                 2,199
                                                          -----------           -----------
               Total assets                                  $38,142               $35,479
                                                          ===========           ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                       $1,265                $1,260
       Accrued payroll and related items                       1,045                   711
       Accrued warranty expenses                                 416                   299
       Income taxes payable                                      169                   304
       Current portion of term debt                              354                   613
                                                          -----------           -----------
               Total current liabilities                       3,249                 3,187

     Term debt                                                 4,185                 4,512
     Deferred income taxes                                       158                   209
                                                          -----------           -----------
               Total liabilities                               7,592                 7,908

     Shareholders' equity:
       Preferred stock, without par value; authorized
          1,000,000 shares; none issued                         ----                  ----
       Common stock, $.01 par value; authorized 15,000,000
          shares; issued and outstanding 3,375,087 shares
          at 10/26/96 and at 1/27/96                              34                    34
       Additional paid-in capital                              5,471                 5,471
       Retained earnings                                      25,045                22,066
                                                          -----------           -----------
               Total shareholders' equity                     30,550                27,571
                                                          -----------           -----------
               Total liabilities and shareholders' equity    $38,142               $35,479
                                                          ===========           ===========

     **  -  Summarized from audited January 27, 1996 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                        For the three months ended    For the nine months ended
                                         October 26,   October 28,     October 26,   October 28,
                                           1996          1995            1996          1995
                                         ----------    ----------      ----------    ----------

   Net sales                                $8,656        $8,625         $27,089       $25,688
   Cost of goods sold                        3,770         3,995          12,368        12,003
                                         ----------    ----------      ----------    ----------
        Gross profit                         4,886         4,630          14,721        13,685

   Operating expenses:
        Selling                              1,727         1,711           5,479         4,905
        Research, development and
             engineering                       883           823           2,768         2,120
        Administrative                         752           842           2,321         2,535
                                         ----------    ----------      ----------    ----------
        Total operating expenses             3,362         3,376          10,568         9,560
                                         ----------    ----------      ----------    ----------

        Operating profit                     1,524         1,254           4,153         4,125

   Interest income                             199           203             588           624
   Interest expense                            (44)          (65)           (145)         (196)
   Other (expenses)/income                     (10)        -----             (27)            4
                                         ----------    ----------      ----------    ----------
   Income before income taxes                1,669         1,392           4,569         4,557

   Provision for income taxes                  605           446           1,590         1,560
                                         ----------    ----------      ----------    ----------
        Net income                          $1,064          $946          $2,979        $2,997
                                         ==========    ==========      ==========    ==========
   Net income per common share               $0.31         $0.28           $0.88         $0.89
                                         ==========    ==========      ==========    ==========
   Weighted average number of
        common and common
        equivalent shares outstanding    3,375,000     3,389,000       3,377,000     3,392,000
                                         ==========    ==========      ==========    ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                               For the nine months ended
                                                              October 26,       October 28,
                                                                 1996              1995
                                                              ----------        ----------

    Cash flows from operating activities:
         Net income                                              $2,979            $2,997
         Depreciation, amortization and other
           non-cash items                                         1,196             1,083
         Changes in operating assets and liabilities                (77)           (1,354)
                                                              ----------        ----------
             Net cash provided by operating activities            4,098             2,726

    Cash flows from investing activities:
         Purchase of short-term investments                      (7,820)          (13,449)
         Purchase of long-term investments                       (5,765)             (447)
         Acquisition of Monitor Group                             -----            (2,500)
         Proceeds from maturities of short-term investments       8,838            12,198
         Capital expenditures                                      (669)             (842)
         Investment in joint venture                               (267)            -----
                                                              ----------        ----------
            Net cash used in investing activities                (5,683)           (5,040)

    Cash flows from financing activities:
         Principal payments on debt                                (572)             (730)
                                                              ----------        ----------
            Net cash used in financing activities                  (572)             (730)

    Net decrease in cash and cash equivalents                    (2,157)           (3,044)

    Cash and cash equivalents at beginning of period              7,485             8,118
                                                              ----------        ----------
    Cash and cash equivalents at end of period                   $5,328            $5,074
                                                              ==========        ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.


               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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



(3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $43,000 and $32,000 at October 26, 1996 and January 27, 1996, respectively.


(4)  Inventories consisted of:



                                                  October 26,     January 27,
                                                      1996           1996
                                                        (in thousands)
                                                  ----------       ----------
     At standard costs, which approximate
     first-in, first-out cost:
     Raw materials                                   $2,839        $2,952
     Work in process                                    588           367
     Finished goods                                     439           315
                                                     ------        ------
                                                      3,866         3,634
     Less LIFO reserves                                 130           130
                                                     ------        ------
     Inventories at LIFO value                       $3,736        $3,504
                                                     ======        ======

                                   continued

(5) The effective tax rate of 34.8% for the nine months ended October 26, 1996 is based upon an estimate of the effective rate for the year ended January 25, 1997. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest benefits, offset by the effect of state and local income taxes.



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

1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the three month and nine month periods ended October 26, 1996 and October 28, 1995 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 27, 1996.


                             Results of Operations
   Quarter ended October 26, 1996 Compared to Quarter Ended October 28, 1995

Net Sales for the quarter ended October 26, 1996 ("third quarter 1996") were $8.7 million essentially even with net sales of $8.6 million for the quarter ended October 28, 1995 ("third quarter 1995"). A slight decline in sales in North America was offset by increased international sales resulting from the Company's continuing efforts to establish a worldwide sales and service network.

Gross profit increased $256,000 or 5.5% to $4.9 million for the third quarter 1996 compared to $4.6 million for the third quarter 1995. As a percent of net sales, gross profit increased to 56.4% for the 1996 quarter compared to 53.7% for the third quarter 1995. This increase in gross profit as a percent of net sales resulted from increased sales of replacement parts which generate a higher margin than new instruments, and increased margin on repair services resulting from better efficiency relating to higher volume.

Operating expenses totaled $3.4 million for the third quarter 1996, basically even with operating expenses of $3.4 million for the third quarter 1995.
Selling expense increased $16,000 as increased costs incurred to establish an international presence were offset by reduced commission and advertising expense. Research, development and engineering costs increased $135,000 or 18.0% resulting principally from increased costs incurred in the continuing commercial development of the MG2100 portable mass spectrometer. Administrative expenses declined $165,000 or 18.0% primarily due to a reduction in the provision for profit sharing.

Interest income was basically unchanged at $199,000 for the third quarter 1996 compared to $203,000 for the third quarter 1995. Interest expense declined due to lower outstanding debt because of principal repayments during the intervening periods.

The effective tax rate for the third quarter 1996 was 36.2% compared to 32.0% for the third quarter 1995. A reduction in the research and experimentation credit, and increased state income taxes accounts for this increase.

Net Income for the third quarter 1996 totaled $1.1 million or $0.31 per share, an increase of 12.5% compared to net income of $946,000 or $0.28 per share for the third quarter 1995.


                             Results of Operations
  Nine Months Ended October 26, 1996 Compared to Nine Months Ended October 28, 1995.


Net Sales for the nine months ended October 26, 1996 totaled $27.1 million , an increase of $1.4 million or 5.5% compared to net sales of $25.7 million for the nine months ended October 28, 1995. Increased international sales, principally to the Middle East, due to the Company's ongoing market development efforts outside North America account for this increase. Sales within North America continue to be lower in 1996 than 1995 because of increased competition and generally flat demand for the Company's products.

Gross profit increased to $14.7 million for the nine months ended October 26, 1996, an increase of 7.6% or $1.0 million compared to gross profit of $13.7 million for the nine months ended October 28, 1995. Gross profit as a percent of net sales also increased to 54.3% for the 1996 period compared to 53.3% for the 1995 period. Increased manufacturing efficiencies resulting from higher sales volume and increased sales of replacement parts which typically generate higher gross profit margins principally account for this increase.

Operating expenses totaled $10.6 million for the nine months ended October 26, 1996, and were $1.0 million or 10.5% higher than the $9.6 million operating expenses incurred in the nine months ended October 28, 1995. Selling expenses increased $574,000 to $5.5 million for the 1996 period compared to $4.9 million for the 1995 period, an increase of 11.7%, resulting primarily from the Company's continuing efforts to establish an international distribution and service network. Research, development and engineering expense increased $748,000 or 37.0 percent to $2.8 million for the nine months ended October 26, 1996 compared to $2.0 million for the comparable 1995 period. This increase is primarily due to costs incurred in the continuing commercial development of the MG2100 portable mass spectrometer. The Company completed the acquisition of the assets of Monitor Group Inc. as of the end of June 1995, so that the nine months ended October 26, 1996 include nine months of expenses relating to the MG2100 project while the October 1995 period only includes four months. Administrative expenses declined $314,000 or 11.9% primarily due to a reduction in the provision for profit sharing.

Interest income declined slightly for the nine months ended October 26, 1996.
A greater portion of investments were in tax free instruments which yield a higher after tax return but a generally lower coupon rate. Interest expense declined due to lower outstanding debt balances because of continuing principal payments.

The effective tax rate for the nine months ended October 26, 1996 was 34.8% compared to 34.2% for the comparable 1995 period. A reduction in the research and experimentation credit primarily accounts for this increase.

Net income year to date 1996 totaled $3.0 million or $0.88 per share, virtually unchanged from $3.0 million or $0.89 per share for the comparable 1995 period.


                        Liquidity and Capital Resources

Cash flow from operations totaled $4.1 million for the nine month ended October 26, 1996, compared to $2.7 million for the prior year period. This positive change is primarily due to reduced use of cash for operating assets and increased depreciation and amortization in the 1996 period compared to the 1995 period.

Capital expenditures totaled $669,000 for the nine months ended October 26, 1996, which included the acquisition of the assets of McNeill International Systems Division, production tooling related to new products, and computer hardware and software to support the Company's growing operations. The Company also invested $267,000 in Industrial Scientific Arabia Ltd. , a joint venture with a Saudi Arabian partner.

During the first half 1995 the Company acquired the assets of Monitor Group Inc., a developer of portable mass spectrometers for $2.5 million in cash. Approximately $2.4 million of the purchase price related to identifiable intangible assets and goodwill which are being amortized over their estimated useful lives which range from three to seventeen years.

On November 14, 1996, the Company announced that the Board of Directors had authorized the Company to repurchase up to 10% or 337,500 shares of its issued and outstanding common stock from time to time in the open market and in privately negotiated transactions

Working capital totaled $19.2 million as of October 26, 1996 compared to $20.6 million as of January 27, 1996. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits.


              27.00  Financial Data Schedule.                  Filed herewith.

              99.01  Press release regarding acquisition
                     of McNeill Systems Division
                     dated October 24, 1996.                   Filed herewith.

              99.02  Press release regarding third quarter
                     earnings dated November 14, 1996.         Filed herewith.

              99.03  Press release regarding stock repurchase
                     program dated November 14, 1996.          Filed herewith.


          (b) Reports on Form 8-K.

              None.

     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       Industrial Scientific Corporation
                                 (Registrant)



     Date: December 5, 1996
                             By: /s/ James P. Hart
                                 ---------------------------------------------
                                               James P. Hart
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------



                                                        Sequential Page Number
Exhibit No.                                                   or Reference
-----------                                                   ------------



27.00    Financial Data Schedule.                     Filed herewith at page 14.

99.01    Press release regarding acquisition of
         McNeill Systems Division dated October
         24, 1996.                                    Filed herewith at page 15.

99.02    Press release regarding third quarter
         earnings dated November 14, 1996.            Filed herewith at page 16.

99.03    Press release regarding stock repurchase
         program dated November 14, 1996.             Filed herewith at page 18.