Form 10-K
period 1997-01-25
INDUSTRIAL SCIENTIFIC CORP
filed 1997-04-23
CIK 906108

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
  [X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934


                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1997
                        Commission File Number  0-21838

                       INDUSTRIAL SCIENTIFIC CORPORATION
            (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                25-1481281
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1001 Oakdale Road, Oakdale, PA                                  15071
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code): 412-788-4353

          Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.01 per share  (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 17, 1997, there were 3,375,087 shares of Common Stock, par value $.01 per share of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $14,594,401 based on the closing sales price reported on Nasdaq National Market for April 17, 1997.

Documents Incorporated by Reference.

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Part II and Part IV hereof.
Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.
Portions of the Registrants Registration Statement No. 33-63182 on Form S-1 are incorporated by reference into Part IV hereof.

                               TABLE OF CONTENTS



Item No.                                                                 Page
--------                                                                 ----
                                     PART 1

   1.      Business......................................................  1
   2.      Properties....................................................  5
   3.      Legal Proceedings.............................................  5
   4.      Submission of Matters to a Vote of Security Holders...........  5
  4A.      Executive Officers of the Registrant..........................  5

                                    PART II
                                    -------

   5.      Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................  6
   6.      Selected Financial Data.......................................  6
   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  6
   8.      Financial Statements and Supplementary Data...................  6
   9.      Changes in and Disagreements on Accounting and Financial
           Disclosure....................................................  6

                                    PART III
                                    --------

  10.      Directors and Executive Officers of the Registrant............  7
  11.      Executive Compensation........................................  7
  12.      Security Ownership of Certain Beneficial Owners and
           Management....................................................  7
  13.      Certain Relationships and Related Transactions................  7


                                    PART IV
                                    -------


  14.      Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................  8

                                    PART I.


ITEM 1.   BUSINESS

Overview

Industrial Scientific Corporation designs, manufactures, markets, and services portable instruments for detecting, measuring and monitoring a wide variety of gases, including toxic and combustible gases and oxygen, to protect and preserve human life. The Company's portable gas monitoring instruments are used by individuals for safety and industrial hygiene purposes in many different industries, often in confined spaces posing risks of asphyxiation, poisoning and explosion. Each portable instrument detects, measures and monitors gases singly or in combination, including oxygen, carbon monoxide, hydrogen sulfide, chlorine, nitrogen dioxide, sulfur dioxide and flammable hydrocarbons such as methane (natural gas), hexane and propane. The Company also manufactures and markets various instrument accessories such as sampling pumps, external warning devices and battery chargers.

Industrial Scientific Corporation was incorporated in Pennsylvania in 1985. Its principal offices are located at 1001 Oakdale Road, Oakdale, Pennsylvania, 15071. Its telephone number is 412-788-4353.


Portable Gas Monitoring Instruments

The Company manufactures portable gas monitoring instruments ranging from single-gas to four-gas portable monitors. All but two of the Company's instruments continuously monitor, rather than spot-check, gases during their period of use. Audible and visual alarms are included in each instrument and are activated if gases reach specified limits. All of the Company's instruments are portable, weighing from 6 to 26 ounces, and can be carried in a belt-mounted leather case. The Company's instruments are designed for ruggedness and shock resistance. In addition, the instruments are designed to eliminate erratic readings and false alarms from radio frequency interference ("RFI"). All of the instruments are designed to function for at least an entire 10-hour shift without battery recharging or replacement. Generally, single-gas toxic or oxygen monitors use alkaline batteries which last from 1,300 to 2,400 hours. Combustible gas monitors, which require higher power, generally have rechargeable battery packs. Multiple-gas monitors also generally use rechargeable battery packs since combustible gas sensors are commonly included in these monitors. Accurate measurement of gas concentrations is a basic requirement of gas monitors. The Company's products combine sensors with proprietary circuitry designed by the Company for accurate and consistent performance across a broad range of temperatures and humidities.

The Company also sells replacement sensors, other replacement parts and a full line of accessories for its portable gas monitoring instruments. These accessories include sampling pumps and probes (for remote monitoring prior to entry), battery chargers, carrying cases, calibration kits and gases and external alarm devices. Sales of portable gas monitoring instruments, accessories, replacement parts and service accounted for 97% of the Company's net sales for fiscal years 1994, 1995, and 1996.

Other Products

In addition to its portable gas monitoring instruments and accessories, the Company manufactures and sells Lifeline(R) air filtration and monitoring products which filter compressed air and monitor carbon monoxide levels; conveyor belt fire detection systems for unmanned areas in coal mines; water deluge systems triggered by heat sensors; and carbon monitoring systems for enclosed areas such as coal preparation storage areas, parking garages and motor pools. Sales of these products accounted for 3% of the Company's net sales for fiscal years 1994, 1995, and 1996.

Recent Acquisitions

In February 1996, the Company invested $267,000 in Industrial Scientific Arabia Limited, a joint venture with a Saudi Arabian partner. This investment is accounted for using the equity method.

In October 1996, the Company acquired all of the gas monitoring systems products manufactured by McNeill International. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the respective assets acquired based on their estimated fair market values as of the date of the acquisition. The acquisition resulted in intangible assets of $310,000 consisting principally of drawings, kits and software.

Marketing, Sales and Distribution

The Company's products are primarily sold through a network of independent distributors. The Company has 23 regional sales managers located throughout the United States, Canada, Europe, the Middle East, and Pacific Rim to support these distributors. At its corporate headquarters, the Company has 22 sales and customer service representatives who support distribution and 19 employees dedicated to prompt product service and repair. The Company's sales and marketing efforts include advertising, product management, training, customer service and sales functions.

The Company continues to concentrate on international sales growth and expects that foreign sales will continue to contribute significantly to the Company's revenues. International sales accounted for approximately 12%, 13%, and 20% of net sales for fiscal years 1994, 1995, and 1996, respectively. The Company has a Managing Director located in Sydney, Australia, three regional sales managers located in Canada, a regional sales manager in the Netherlands, ten full time employees working at its Industrial Scientific Arabia, Ltd. joint venture in the Middle East, and an International sales manager and a Sales coordinator located at corporate headquarters who support foreign distribution and concentrate on international sales growth.

The Company's five largest distributors accounted for approximately 54%, 56%, and 48% of net sales for fiscal years 1994, 1995, and 1996, respectively. Of these five, Vallen Safety Supply Company, which comprised approximately 21% of sales in fiscal 1996, is based in Houston, Texas and specializes in the distribution of safety products.

The Company advertises extensively in trade journals and provides extensive training materials, including videotapes, on the use and maintenance of its products. The Company's representatives call on customers directly and with distributor representatives. Additionally, the Company exhibits at most major trade shows in the United States and Canada which emphasize safety, industrial hygiene and environmental issues.

Research, Development and Engineering

The Company conducts research, development and engineering for existing and new products at its primary facility near Pittsburgh, Pennsylvania and at its Cheswick, Pennsylvania Monitor Group site. The Company spent approximately $2.0 million, $2.4 million, and $3.0 million for research and development in fiscal years 1994, 1995, and 1996, respectively, representing 6.2%, 7.0%, and 8.3% of net sales in such fiscal years.

In 1996, the Company introduced the MDU420, the first instrument utilizing an internally developed and patented infared sensor for 0 - 100% methane by volume. The MDU420 provides full scale monitoring with a single instrument.

In March 1997, the Company announced that it had signed a letter of intent to sell Monitor Group, the division responsible for the commercial development of the MG2100. The sale is expected to be completed in the first quarter 1997.

Raw Materials and Supplies


With the exception of toxic gas and oxygen sensors, the materials and supplies used to produce the Company's products are generally available from several suppliers. Since 1988, the Company has purchased all of its toxic gas and oxygen sensors from a single supplier. The Company believes that its relationship with this supplier is good and has not experienced any difficulties in obtaining sensors or any other materials and supplies needed to produce its products.

Competition

The market for gas detection and monitoring instruments is highly competitive. The Company is in competition with many small and large enterprises. Some of the Company's competitors are subsidiaries or divisions of larger corporations that have substantially greater financial resources than the Company. The Company believes that the principal competitive factors in all markets for its products are the performance and reliability of products and service, product size, technical features and price.

Patents, Trademarks and Licenses

The Company relies primarily upon trade secret laws and confidentiality agreements with its employees, suppliers and other third parties to protect the Company's proprietary technology and other information. Although the Company does not deem patents to be critical to its ability to compete, when in its best interests, the Company seeks patent protection for certain of its products.

Regulatory Matters

The Company's products are subject to regulation by, among other governmental entities, the federal Mine Safety and Health Administration and, to a lesser extent, corresponding foreign agencies. In order to ensure that products distributed for use in the mining industry in the United States are safe and effective, MSHA regulates the introduction, manufacture, servicing, labeling, distribution of and record-keeping for such products.

In manufacturing its products, the Company must comply with applicable safety regulations and is subject to various record-keeping requirements and to inspections. Certain of these agencies conduct periodic inspections of the Company's facilities. The Company has satisfactorily passed each of its inspections and believes that its manufacturing, documentation and quality control procedures meet the requirements of these regulations. If any of these regulatory agencies were to determine that the Company's products were not manufactured in accordance with applicable regulations, they would have the authority, in addition to less drastic remedies, to order the Company to cease distributing its products to the affected group of customers.

Environmental Matters

The Company is subject to various environmental laws and regulations pertaining to the storage and handling of materials, the management and disposal of solid wastes and emissions or discharges from its operations. The Company believes that its current operations are in material compliance with all currently applicable environmental laws and regulations. There are no current legal proceedings or expenditures for environmental compliance which would at present have an expected material adverse effect on the Company.

Employees

As of April 4, 1997, the Company had 211 employees.

ITEM 2.    PROPERTIES

The Company owns a 52,000 square foot corporate headquarters and manufacturing facility in Oakdale, Pennsylvania near Pittsburgh. Manufacturing and related support departments occupy approximately 26,000 square feet in this facility, with the remaining 26,000 square feet devoted to research and development, engineering, sales and administration. The Company also owns a 25,000 square foot manufacturing, service and distribution facility approximately 1/8th of a mile from its corporate headquarters, in which metalworking, service and repair, warehousing and shipping and receiving operations are located.

The Company leases a facility in Cheswick, Pa. where its portable Mass Spectrometry operations are located. Manufacturing and research and development departments occupy approximately 3,200 square feet.

ITEM 3.   LEGAL PROCEEDINGS

There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of Fiscal year 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of January 25, 1997, are listed below:

Kent D. McElhattan, age 48, has been a Director, President and Chief Executive Officer of the Company since January, 1985. Prior to 1985, he was Vice President and General Manager of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.

James P. Hart, age 42, has been Vice President and Chief Financial Officer since August 1994. Between 1985 and August 1994 he was Treasurer and Corporate Controller. Prior to 1985, he was Controller of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.

Garth F. Miller, age 40, has been Vice President of Sales and Service since August 1994. Between 1985 and August 1994 he was Manager of Sales and Manager of Engineering. Prior to 1985, he was Sales Engineer of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.

Part II
-------



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth on page 21 of the 1996 Annual Report to Shareholders under the caption "Market for the Company's Common Stock" and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is set forth on page 3 of the Company's 1996 Annual Report to Shareholders under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 8 through 9 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS

The Company's consolidated financial statements, the notes thereto and the report of the independent accountants are set forth on pages 10 through 20 of the Company's 1996 Annual Report and are incorporated herein by reference.



ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

Not applicable.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Elections Of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders on June 11, 1997 (the Proxy Statement) and is incorporated herein by reference.


The information regarding executive officers is set forth in Part 1, Item 4A under "Executive Officers of the Registrant." Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16 of the Exchange Act. The information with respect to this item is contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained under the caption "Executive Compensation" of the Proxy Statement and is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item is contained under the caption "Beneficial Ownership Of Equity Securities" of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships And Related Transactions" of the Proxy Statement and is incorporated herein by reference.

                         PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a) 1. Financial Statements: The following consolidated financial statements of the registrant are filed pursuant to Item 8 of this form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1996 Annual Report to Shareholders which accompanies this report.

Description                                                                   Page No.
-----------                                                                   --------

Consolidated Statement of Income  -  Fiscal Years Ended
January 25, 1997, January 27, 1996, and January 28, 1995                            10

Consolidated Statement of Changes in Shareholders' Equity  -  Fiscal Years
Ended January 25, 1997, January 27, 1996, and January 28, 1995                      10

Consolidated Balance Sheet - January 25, 1997, and January 27, 1996                 11

Consolidated Statement of Cash Flows  -  Fiscal Years Ended
January 25, 1997, January 27, 1996, and January 28, 1995                            12

Notes to Consolidated Financial Statements                                          13

Report of Independent Accountants                                                   20

2. Financial Statement Schedules: Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.

3.  Exhibits:



Exhibit No.
-----------
3.01            Amended and Restated Articles of             Incorporated herein by reference in
                Incorporation of Industrial Scientific       Exhibit 3.01 to Registration
                Corporation                                  Statement No. 33-63182 on Form S-1.


3.02            By-laws of the Company                       Incorporated herein by reference is
                                                             Exhibit 3.02 to the Form S-1.




 4.01           Form of Stock Certificate                      Incorporated herein by reference is
                                                               Exhibit 4.01 to the Form S-1.

10.01        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.01 to the Form S-1.
                Kent D. McElhattan

10.02        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.02 to the Form S-1.
                James P. Hart

10.03        *  1993 Stock Option Plan                         Incorporated herein by reference is
                                                               Exhibit 10.03 to the Form S-1.


10.04           PEDFA Loan Documents dated as of               Incorporated herein by reference is
                February 1, 1993, relating to the              Exhibit 10.04 to the Form S-1.
                $4,200,000 PEDFA bond financing

10.05           Documents relating to the $2,000,000           Incorporated herein by reference is
                PIDA financing                                 Exhibit 10.05 to the Form S-1.

10.06           License Agreement relating to toxic            Incorporated herein by reference is
                gas sensor technology dated as of              Exhibit 10.06 to the Form S-1.
                November 19, 1991

10.07           Distribution Agreement between the             Incorporated herein by reference is
                Company and Vallen Safety Supply as            Exhibit 10.07 to the Form S-1.
                amended as of November 17, 1989

10.08           Resolutions of the Board of Directors          Incorporated herein by reference is
                from a meeting held on August 10,              Exhibit 10.08 to the 1995 Form 10-K.
                1988, as amended on March 10, 1993
                and June 8, 1994, setting forth the terms
                of the President's Incentive Plan

10.09           Unanimous Consent of the Board of              Incorporated herein by reference is
                Directors dated April 14, 1992, as             Exhibit 10.09 to the 1995 Form 10-K.
                amended on January 27, 1995, setting
                forth the terms of the Key Managers'
                Performance Incentive Plan

* - Indicates management contract or compensatory plan, contract or arrangement.



10.10        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.10 to the 1995 Form 10-K.
                Garth F. Miller

13.01           1996 Annual Report to Shareholders             Filed herewith.


21.01           List of Subsidiaries of the Company            Incorporated herein by reference is
                                                               Exhibit 21.01 to the Form S-1.

23.01           Consent of Independent Certified               Filed herewith.
                Public Accountants

27.01           Financial Data Schedule                        Filed herewith.

b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal year ended January 25, 1997.



* - Indicates management contract or compensatory plan, contract or arrangement.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


April 23, 1997                           /s/ Kent D. McElhattan
                             _____________________________________________
                                            Kent D. McElhattan
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----


/s/  Kenton E. McElhattan       Director and                   April 23, 1997
---------------------------     Chairman of the Board
Kenton E. McElhattan


/s/  Kent D. McElhattan         President, Chief               April 23, 1997
----------------------------    Executive Officer, Director
Kent D. McElhattan



/s/  James P. Hart              Vice President and             April 23, 1997
-------------------------       Chief Financial Officer
James P. Hart

/s/  Herbert F. Gerhard         Director                       April 23, 1997
-------------------------
Herbert F. Gerhard

/s/  Donald J. McGraw           Director                       April 23, 1997
-------------------------
Donald J. McGraw

/s/  James D. Morton            Director                       April 23, 1997
----------------------------
James D. Morton

                                 EXHIBIT INDEX

Exhibit Number                                                 Sequential Page Number or Reference
--------------                                                 -----------------------------------
 3.01           Amended and Restated Articles of               Incorporated herein by reference in
                Incorporation of Industrial Scientific         Exhibit 3.01 to Registration
                Corporation                                    Statement No. 33-63182 on Form S-1.


 3.02           By-laws of the Company                         Incorporated herein by reference is
                                                               Exhibit 3.02 to the Form S-1.

 4.01           Form of Stock Certificate                      Incorporated herein by reference is
                                                               Exhibit 4.01 to the Form S-1.

10.01        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.01 to the Form S-1.
                Kent D. McElhattan

10.02        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.02 to the Form S-1.
                James P. Hart

10.03        *  1993 Stock Option Plan                         Incorporated herein by reference is
                                                               Exhibit 10.03 to the Form S-1.


10.04           PEDFA Loan Documents dated as of               Incorporated herein by reference is
                February 1, 1993, relating to the              Exhibit 10.04 to the Form S-1.
                $4,200,000 PEDFA bond financing

10.05           Documents relating to the $2,000,000           Incorporated herein by reference is
                PIDA financing                                 Exhibit 10.05 to the Form S-1.

10.06           License Agreement relating to toxic            Incorporated herein by reference is
                gas sensor technology dated as of              Exhibit 10.06 to the Form S-1.
                November 19, 1991

10.07           Distribution Agreement between the             Incorporated herein by reference is
                Company and Vallen Safety Supply as            Exhibit 10.07 to the Form S-1.
                amended as of November 17, 1989


* - Indicates management contract or compensatory plan, contract or arrangement.


Exhibit Number                                                 Sequential Page Number or Reference
--------------                                                 -----------------------------------
10.08           Resolutions of the Board of Directors          Incorporated herein by reference is
                from a meeting held on August 10,              Exhibit 10.08 to the 1995 Form 10-K.
                1988, as amended on March 10, 1993
                and June 8, 1994, setting forth the terms
                of the President's Incentive Plan

10.09           Unanimous Consent of the Board of              Incorporated herein by reference is
                Directors dated April 14, 1992, as             Exhibit 10.09 to the 1995 Form 10-K.
                amended on January 27, 1995, setting
                forth the terms of the Key Managers'
                Performance Incentive Plan

10.10        *  Employment Agreement, dated January            Incorporated herein by reference is
                25, 1985, between the Company and              Exhibit 10.10 to the 1995 Form 10-K.
                Garth F. Miller

13.01           1996 Annual Report to Shareholders             Filed herewith.


21.01           List of Subsidiaries of the Company            Incorporated herein by reference is
                                                               Exhibit 21.01 to the Form S-1.

23.01           Consent of Independent Certified               Filed herewith.
                Public Accountants

27.01           Financial Data Schedule                        Filed herewith.


* - Indicates management contract or compensatory plan, contract or arrangement.