Form 10-Q
period 1997-05-03
INDUSTRIAL SCIENTIFIC CORP
filed 1997-06-12
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21838

                       INDUSTRIAL SCIENTIFIC CORPORATION
            (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                         25-1481281
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


1001 Oakdale Road, Oakdale, PA                          15071
(Address of principal executive offices)               Zip Code


                                 412-788-4353
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No


As of June 6, 1997, there were 3,375,087 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES



                                INDEX
                                -----

                                                                        Page No.
                                                                        --------
     PART I - FINANCIAL INFORMATION


     Item 1.    Financial Statements.


     Condensed Consolidated Balance Sheet -
     May 3, 1997 and January 25, 1997.                                         3


     Condensed Consolidated Statement of Income -
     Three months ended May 3, 1997 and April 27, 1996.                        4


     Condensed Consolidated Statement of Cash Flows -
     Three months ended May 3, 1997 and April 27, 1996.                        5


     Notes to Condensed Consolidated Financial Statements.                     6




     Item 2.    Management's Discussion and Analysis of Results
                of Operations and Financial Condition.                         8



     Part II - OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K.                             10

PART 1.    FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                          May 3,            January 25,
                                                           1997                1997
                                                        -----------         -----------
                                                        (Unaudited)             **
                  ASSETS
Current assets:
  Cash and cash equivalents                                $5,521              $6,879
  Short-term investments                                   10,327              12,380
                                                        ---------           ---------
                                                           15,848              19,259

  Accounts receivable, net                                  5,238               4,791
  Inventories                                               3,545               3,159
  Prepaid expenses and other assets                           588                 335
  Deferred income taxes                                       547                 520
                                                        ---------           ---------
    Total current assets                                   25,766              28,064

Long-term investments                                       5,559               1,071
Long-term note recievable                                     308                ----

Property, plant, and equipment, at cost                    14,023              13,596
Less accumulated depreciation and amortization              6,547               6,218
                                                        ---------           ---------
                                                            7,476               7,378

Land                                                          390                 390
Intangible assets, net                                      2,303               2,315
                                                        ---------           ---------
    Total assets                                          $41,802             $39,218
                                                        =========           =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $2,295              $1,860
  Accrued payroll and related items                         1,301                 997
  Accrued warranty expenses                                   642                 583
  Income taxes payable                                        697                  57
  Current portion of term debt                                370                 370
                                                        ---------           ---------
    Total current liabilities                               5,305               3,867

Term debt                                                   4,000               4,142
Deferred income taxes                                          59                  92
                                                        ---------           ---------
    Total liabilities                                       9,364               8,101

Shareholders' equity:
  Preferred stock, without par value; authorized
    1,000,000 shares; none issued                            ----                ----
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued and outstanding 3,375,087 shares
    at 5/3/97 and at 1/25/97                                   34                  34
  Additional paid-in capital                                5,471               5,471
  Retained earnings                                        27,172              25,791
Treasury Stock (15,500 shares), at cost                      (239)               (179)
                                                        ---------           ---------
    Total shareholders' equity                             32,438              31,117
                                                        ---------           ---------
    Total liabilities and shareholders' equity            $41,802             $39,218
                                                        =========           =========

**  -  Summarized from audited January 25, 1997 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                          For the three months ended
                                             May 3,       April 27,
                                              1997          1996
                                           ----------    ----------
                                           (14 weeks)    (13 weeks)

Net sales                                    $10,952        $9,361
Cost of goods sold                             4,763         4,286
                                           ---------     ---------
     Gross profit                              6,189         5,075

Operating expenses:
     Selling                                   2,493         1,822
     Research, development and
        engineering                              777           903
     Administrative                              975           779
                                           ---------     ---------
     Total operating expenses                  4,245         3,504
                                           ---------     ---------

     Operating profit                          1,944         1,571

Interest income                                  217           190
Interest expense                                 (39)          (47)
Other income (expense)                             3           (17)
                                           ---------     ---------
     Income before income taxes                2,125         1,697

Provision for income taxes                       744           577
                                           ---------     ---------
     Net income                               $1,381        $1,120
                                           =========     =========
Net income per common share                    $0.41         $0.33
                                           =========     =========
Weighted average number of common and
     common equivalent shares outstanding  3,363,000     3,381,000
                                           =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)



                                                                  For the three months ended
                                                                   May 3,           April 27,
                                                                    1997             1996
                                                                 ----------        ----------
                                                                 (14 weeks)        (13 weeks)
Cash flows from operating activities:
     Net income                                                      $1,381            $1,120
     Depreciation, amortization and other non-cash item                 343               479
     Changes in operating assets and liabilities                        (17)              632
                                                                 ----------        ----------
         Net cash provided by operating activities                    1,707             2,231

Cash flows from investing activities:
     Purchase of short-term investments                              (1,000)           (3,212)
     Purchase of long-term investments                               (4,486)           (1,846)
     Proceeds from maturities of short-term investments               3,050             3,231
     Capital expenditures                                              (426)             (212)
     Purchase of equity investment                                      ---              (267)
                                                                 ----------        ----------
        Net cash used in investing activities                        (2,862)           (2,306)

Cash flows from financing activities:
     Principal payments on debt                                        (143)             (359)
     Treasury stock repurchase                                          (60)              ---
                                                                 ----------        ----------
        Net cash used in financing activities                          (203)             (359)

Net decrease in cash and cash equivalents                            (1,358)             (434)

Cash and cash equivalents at beginning of period                      6,879             7,485
                                                                 ----------        ----------
Cash and cash equivalents at end of period                           $5,521            $7,051
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

(3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $55,000 and $76,000 at May 3, 1997 and January 25, 1997, respectively.

(4)  Inventories consisted of:

                                                May 3,      January 25,
                                                 1997          1997
                                                    (in thousands)
                                                ------      -----------
At standard costs, which approximate
first-in, first-out cost:
Raw materials                                   $2,851        $2,690
Work in process                                    578           383
Finished goods                                     275           245
                                                ------        ------
                                                 3,704         3,318
Less LIFO reserves                                 159           159
                                                ------        ------
Inventories at LIFO value                       $3,545        $3,159
                                                ======        ======

                                   continued

(5) The effective tax rate of 35.0% for the three months ended May 3, 1997 is based upon an estimate of the effective rate for the year ended January 31, 1998. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest benefits, offset by the effect of state and local income taxes.

(6) Effective January 26, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The standard is effective for the period ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. The effect of this statement will not be material to the financial statements.

(7) On May 7, 1997 the Company announced it has completed the previously announced sale of its Monitor Group business unit to L.B. Foster Company.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended May 3, 1997 and April 27, 1996 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 25, 1997.

                             Results of Operations
       Quarter ended May 3, 1997 Compared to Quarter ended April 27, 1996

Net sales for the quarter ended May 3, 1997 ("first quarter 1997") were $11.0 million, an increase of $1.6 million or 17.0% over net sales of $9.4 million for the quarter ended April 27, 1996 (" first quarter 1996"). The first quarter 1997 included 14 weeks compared to 13 weeks in the first quarter 1996, and this was responsible for a portion of the increase in net sales. The remaining portion of the increase was attributable to increased demand for the Company's products in North America, especially Canada resulting from increased sales efforts. Repair services and fixed systems also generated increased sales over the prior year period.

Gross profit increased by $1.1 million to $6.2 million or 56.5% of net sales for the first quarter 1997 compared to $5.1 million or 54.2% of net sales for the first quarter 1996. A greater portion of first quarter 1997 sales were multi-gas instruments, which have a higher gross profit percentage than single gas units. In addition the first quarter 1996 included a substantial order shipped to the middle east at a lower than average gross profit percentage due to competitive price negotiation. Increased sales of replacement parts in the first quarter 1997, which typically generate a higher gross profit percentage, also contributed to improved performance.

Operating expenses increased $741,000 or 21.1% to $4.2 million for the first quarter 1997, compared to $3.5 million for the first quarter 1996. Selling expense increased $671,000 or 36.8% resulting from continuing efforts to establish an international sales and distribution network, increased commission expense resulting from higher sales volume, and costs relating to the start-up of marketing fixed systems products, which were acquired by the Company in October 1996. Research, development and engineering expense decreased $126,000 due to reduced investment in the Monitor Group business unit which the Company decided to sell in the first quarter 1997. The sale of the Monitor Group business unit was completed in May 1997. Administrative expense increased $196,000 or 25.1% primarily due to increased incentive and profit sharing expense resulting from the Company's performance in the first quarter 1997.

Interest income increased in the first quarter 1997 due to generally higher invested cash balances and modestly higher interest rates. Interest expense declined due to reduced debt balances resulting from principal payments on outstanding loans. Industrial Scientific Arabia Ltd., generated a profit during the first quarter 1997. The Company's portion of this profit totaled $3,000 compared to a loss of $17,000 in the prior period which was its first quarter of operations.

The effective tax rate for the first quarter 1997 was 35.0% compared to 34.0% for the first quarter 1996. Reduced research and experimentation tax credits resulting from the planned sale of Monitor Group principally accounts for this increase.

Net income for the first quarter 1997 totaled $1.4 million or $0.41 per share, a record for the Company, compared to $1.1 million $0.33 per share for the first quarter 1996.


                        Liquidity and Capital Resources

Cash flow from operations totaled $1.7 million for the first quarter 1997 compared to $2.2 million for the first quarter 1996. Increased levels of working capital, and reduced non-cash expense, partially offset by higher net income accounts for this decline.

Capital expenditures totaled $426,000 for the first quarter 1997 compared to $212,000 for the first quarter 1996. First quarter 1997 capital expenditures consisted primarily of automated manufacturing equipment to reduce costs and improve quality, and production tooling relating to new product development. During the first quarter 1996 the Company invested $267,000 in Industrial Scientific Arabia Ltd., a joint venture with a Saudi Arabian partner.

Working capital totaled $23.3 million as of May 3, 1997 compared to $24.2 million as of January 25, 1997. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.


          27.00  Financial Data Schedule.                        Filed herewith.

          99.01   Press release regarding Fiscal 1996 results
                  and planned sale of Monitor Group dated
                  March 7, 1997.                                 Filed herewith.

          99.02  Press release announcing letter of intent for
                 sale of Monitor Group dated March 14, 1997.     Filed herewith.

          99.03  Press release announcing sale of Monitor
                 Group dated May 7, 1997.                        Filed herewith.

          99.04  Press release announcing Fiscal 1997 1st
                 Quarter results dated May 22, 1997.             Filed herewith.


          (b)    Reports on Form 8-K.
                 None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       Industrial Scientific Corporation
                                 (Registrant)



Date: June 10, 1997
                              By:  /s/    James P. Hart
                                 -------------------------------------------
                                          James P. Hart
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------


                                                                  Sequential Page Number
     Exhibit No.                                                       or Reference
     -----------                                                       ------------

     27.0    Financial Statement Data.                          Filed herewith at page 13.

     99.01   Press release regarding Fiscal 1996 results
             and planned sale of Monitor Group dated
             March 7, 1997.                                     Filed herewith at page 14.

     99.02   Press release announcing letter of intent for sale
             of Monitor Group dated March 14, 1997.             Filed herewith at page 16.

     99.03   Press release announcing sale of Monitor
             Group dated May 7, 1997.                           Filed herewith at page 17.

     99.04   Press release announcing Fiscal 1997 1st
             Quarter results dated May 22, 1997.                Filed herewith at page 18.