Form 10-Q
period 1997-08-02
INDUSTRIAL SCIENTIFIC CORP
filed 1997-09-16
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

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


As of September 15, 1997, there were 3,375,087 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
           Condensed Consolidated Balance Sheet -
           August 2, 1997 and January 25, 1997.                                3

           Condensed Consolidated Statement of Income -
           Three months and Six months ended
           August 2, 1997 and July 27, 1996.                                   4

           Condensed Consolidated Statement of Cash Flows -
           Six months ended August 2, 1997 and July 27, 1996.                  5

           Notes to Condensed Consolidated Financial Statements.               6

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                              8

Item 3.    Quantitative and Qualitative Disclosure about
           Market Risk sensitive instruments.                                 11


Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                                  12

PART 1.    FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                            August 2,                           January 25,
                                                              1997                                  1997
                                                           ----------                           -----------
                                                             (Unaudited)                            **
                                ASSETS
Current assets:
  Cash and cash equivalents                                    $6,015                                $6,879
  Short-term investments                                       10,800                                12,380
                                                           ----------                           -----------
                                                               16,815                                19,259

  Accounts receivable, net                                      4,392                                 4,791
  Inventories                                                   3,705                                 3,159
  Prepaid expenses and other assets                               612                                   335
  Deferred income taxes                                           612                                   520
                                                           ----------                           -----------
          Total current assets                                 26,136                                28,064

Long-term investments                                           6,404                                 1,071

Property, plant, and equipment, at cost                        14,408                                13,596
Less accumulated depreciation and amortization                  6,807                                 6,218
                                                           ----------                           -----------
                                                                7,601                                 7,378

Land                                                              390                                   390
Intangible assets, net                                            267                                 2,149
Other assets                                                      735                                   166
                                                           ----------                           -----------
          Total assets                                        $41,533                               $39,218
                                                           ==========                           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $2,318                                $1,860
  Accrued payroll and related items                             1,046                                   997
  Accrued warranty expenses                                       689                                   583
  Income taxes payable                                           ----                                    57
  Current portion of term debt                                    370                                   370
                                                           ----------                           -----------
          Total current liabilities                             4,423                                 3,867

Term debt                                                       3,858                                 4,142
Deferred income taxes                                             108                                    92
                                                           ----------                           -----------
          Total liabilities                                     8,389                                 8,101

Shareholders' equity:
  Preferred stock, without par value; authorized
     1,000,000 shares; none issued                               ----                                  ----
  Common stock, $.01 par value; authorized 15,000,000
     shares; issued and outstanding 3,375,087 shares
     at 8/2/97 and at 1/25/97                                      34                                    34
  Additional paid-in capital                                    5,471                                 5,471
  Retained earnings                                            28,504                                25,791
  Treasury stock, 49,300 shares at 8/2/97 and
     11,800 shares at 1/25/97, at cost                           (865)                                 (179)
                                                           ----------                           -----------
          Total shareholders' equity                           33,144                                31,117
                                                           ----------                           -----------
          Total liabilities and shareholders' equity          $41,533                               $39,218
                                                           ==========                           ===========

**  -  Summarized from audited January 25, 1997 balance sheet.

         The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)


                                                  For the three months ended                  For the six months ended
                                               August 2,                July 27,         August 2,                July 27,
                                                 1997                     1996             1997                     1996
                                              ---------                ---------        ---------                ---------
Net sales                                        $9,261                   $9,072          $20,213                  $18,433
Cost of goods sold                                4,259                    4,312            9,022                    8,598
                                              ---------                ---------        ---------                ---------
     Gross profit                                 5,002                    4,760           11,191                    9,835

Operating expenses:
     Selling                                      2,025                    1,929            4,517                    3,751
     Research, development and
          engineering                               711                      982            1,488                    1,885
     Administrative                                 808                      791            1,783                    1,570
                                              ---------                ---------        ---------                ---------
     Total operating expenses                     3,544                    3,702            7,788                    7,206
                                              ---------                ---------        ---------                ---------

     Operating profit                             1,458                    1,058            3,403                    2,629

Interest income                                     248                      199              464                      389
Interest expense                                    (46)                     (54)             (85)                    (101)
Other income (expense)                               17                     ----               20                      (17)
Gain on sale of Monitor Group                       580                     ----              580                     ----
                                              ---------                ---------        ---------                ---------
Income before income taxes                        2,257                    1,203            4,382                    2,900

Provision for income taxes                          790                      408            1,534                      985
                                              ---------                ---------        ---------                ---------
     Net income                                  $1,467                     $795           $2,848                   $1,915
                                              =========                =========        =========                =========
Net income per common share                       $0.44                    $0.24            $0.85                    $0.57
                                              =========                =========        =========                =========
Weighted average number of
     common and common
     equivalent shares outstanding            3,348,000                3,380,000        3,357,000                3,378,000
                                              =========                =========        =========                =========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                                        For the six months ended
                                                                             August 2,                            July 27,
                                                                               1997                                 1996
                                                                              ------                               ------
Cash flows from operating activities:
     Net income                                                               $2,848                               $1,915
     Depreciation, amortization and other non-cash items                         693                                  982
     Gain on sales of Monitor Group                                             (580)                                 ---
     Changes in operating assets and liabilities                                (276)                                (365)
                                                                              ------                               ------
         Net cash provided by operating activities                             2,685                                2,532

Cash flows from investing activities:
     Purchase of investments                                                 (10,657)                             (10,530)
     Proceeds from maturities of investments                                   6,902                                6,805
     Capital expenditures                                                       (948)                                (264)
     Purchase of equity investment                                              (241)                                (267)
     Proceeds from sale of Monitor Group                                       2,500                                  ---
                                                                              ------                               ------
        Net cash used in investing activities                                 (2,444)                              (4,256)

Cash flows from financing activities:
     Principal payments on debt                                                 (284)                                (517)
     Treasury stock repurchased                                                 (686)                                 ---
     Dividends paid                                                             (135)                                 ---
                                                                              ------                               ------
        Net cash used in financing activities                                 (1,105)                                (517)

Net decrease in cash and cash equivalents                                       (864)                              (2,241)

Cash and cash equivalents at beginning of period                               6,879                                7,485
                                                                              ------                               ------
Cash and cash equivalents at end of period                                    $6,015                               $5,244
                                                                              ======                               ======

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


     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $75,000 and $76,000 at August 2, 1997 and January 25, 1997, respectively.



     (4) Inventories consisted of:

                                                        August 2,     January 25,
                                                           1997          1997
                                                             (in thousands)
                                                        _________     ___________
         At standard costs, which approximate
         first-in, first-out cost:
         Raw materials                                   $3,019        $2,690
         Work in process                                    571           383
         Finished goods                                     274           245
                                                         ------        ------
                                                          3,864         3,318
         Less LIFO reserves                                 159           159
                                                         ------        ------
         Inventories at LIFO value                       $3,705        $3,159
                                                         ======        ======

                                   continued

     (5) The effective tax rate of 35.0% for the six months ended August 2, 1997 is based upon an estimate of the effective rate for the year ended January 31, 1998. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest benefits, offset by the effect of state and local income taxes.


     (6) Effective January, 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The standard is effective for the period ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. The effect of this statement will not be material to the financial statements. Effective June, 1997, the FASB issued No.131, "Disclosures about Segments of an Enterprise and Related Information." The standard is effective for the period ending after December 15, 1997. SFAS No. 131 specifies reporting requirements for operating segments. Management is currently evaluating the impact of this statement on future disclosures.

     (7) Non-operating income/expense includes a gain on the sale of Monitor Group. The Company completed the sale of its Monitor Group business unit to L.B. Foster Company on May 7, 1997 for $2,500,000 resulting in a gain of approximately $580,000 as of August 2, 1997.

Part 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended August 2, 1997 and July 27, 1996 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 25, 1997.


                             Results of Operations
     Quarter ended August 2, 1997 Compared to Quarter Ended July 27, 1996

Net sales for the quarter ended August 2, 1997 ("second quarter 1997") were $9.3 million, an increase of $189,000 or 2.1% compared to net sales of $9.1 million for the quarter ended July 27, 1996 ("second quarter 1996"). Increased sales in North America resulting from increased marketing efforts and new products were partially offset by a modest decline in international sales.

Gross profit increased $242,000 or 5.1% to $5.0 million for the second quarter 1997 compared to $4.8 million for the second quarter 1996. Gross profit as a percent of net sales increased to 54.0% for the second quarter 1997 compared to 52.5% for the second quarter 1996. The second quarter 1996 included a substantial international order which was at a lower than average gross profit percent due to competitive price negotiation.

Operating expenses decreased $158,000 or 4.3% to $3.5 million for the second quarter 1997 compared to $3.7 million for the second quarter 1996. The sale of Monitor Group in the second quarter 1997 is the primary cause of this decline since the second quarter 1996 included Monitor Group expenses for the full three months while the second quarter 1997 included virtually no operating expense relating to Monitor Group. Excluding Monitor Group, operating expenses increased 4.1% primarily due to increased product development within portable and fixed system gas monitoring products and increased sales and marketing initiatives internationally and in North America.

Interest income increased in the second quarter 1997 due to generally higher invested cash balances and higher interest rates. Interest expense declined due to reduced debt balances resulting from principal payments on outstanding loans. Other income for the second quarter 1997 primarily consists of equity earnings in Industrial Scientific Arabia Ltd., a minority owned subsidiary.

Second quarter 1997 included a $580,000 non-operating gain from the sale of Monitor Group, a developer of portable mass spectrometers which the Company had acquired in 1995.

The effective tax rate for the second quarter 1997 increased to 35.0% compared to 33.9% for the second quarter 1996 principally due to reduced research and experimentation tax credits resulting from the sale of Monitor Group.

Net income for the second quarter 1997 totaled $1.5 million or $0.44 per share an increase of 84.5% compared to $795,000 or $0.24 per share for the second quarter 1996.


                             Results of Operations
  Six Months Ended August 2, 1997 Compared to Six Months Ended July 27, 1996

Net sales for the six months ended August 2, 1997 ("first half 1997") totaled $20.2 million an increase of $1.8 million or 9.7% compared to net sales of $18.4 million for the six months ended July 27, 1996 ("first half 1996"). Increased sales in North America, resulting from increased sales efforts and new products were partially offset by a decline in international sales. The first half of 1996 included $2.0 million in sales to the Company's joint venture partner in Saudi Arabia as part of a long-term exclusive supply agreement.

Gross profit increased $1.4 million or 13.8% to $11.2 million for the first half 1997 compared to $9.8 million for the first half 1996. As a percent of net sales gross profit increased to 55.4% for the first half 1997 compared to 53.4% for the first half 1996. The increase in gross profit percent is principally due to lower than average gross profit earned in the first half 1996 on sales to the joint venture partner due to competitive price negotiation for this long-term supply agreement. Increased sales of replacement parts which generally earn a higher than average gross profit percentage also contributed to the improved performance.

Operating expenses increased $582,000 or 8.1% to $7.8 million for the first half 1997 compared to $7.2 million for the first half 1996. Selling expense increased $766,000 or 20.4% due to start-up marketing costs associated with fixed system products which the Company acquired in October 1996, increased commission expense resulting from higher sales volume and increased international sales expense from continuing sales efforts to increase sales outside North America. Research, development and engineering expense decreased $397,000 primarily due to the sale of Monitor Group in May of 1997. Excluding the impact of the sale of Monitor Group, these expenses increased 17.1% due to increased new product development efforts in both portable and fixed system products. Administrative expense increased $213,000 or 13.6% primarily due to increased profit sharing and incentive compensation resulting from the Company's performance in the first half 1997.

Interest income increased in the first half 1997 due to higher invested cash balances and generally higher interest rates. Interest expense decreased due to lower outstanding loan balances due to continuing principal payments. Other income consists of the Company's equity earnings in Industrial Scientific Arabia Ltd., a minority owned subsidiary. The gain on sale is from the sale of Monitor Group, a developer of portable mass spectrometers which the Company had acquired in 1995 and sold in May, 1997.

The effective tax rate for the first half 1997 increased to 35.0% compared to 34.0% for the first half 1996 principally due to reduced research and experimentation tax credits resulting from the sale of Monitor Group.

Net income for the first half 1997 totaled $2.8 million or $0.85 per share, an increase of 48.8% compared to $1.9 million or $0.57 per share for the first half 1996.


                        Liquidity and Capital Resources

Cash flow from operations totaled $2.7 million in the first half 1997 compared to $2.5 million in the first half 1996. Higher net income was partially offset by decreased non-cash expenses and reduced by the gain on the sale of Monitor Group.

Capital expenditures totaled $948,000 in the first half 1997 compared to $264,000 in the first half 1996. Capital expenditures in the first half 1997 principally consisted of production tooling and test equipment relating to new products, an automated circuit board testing system to reduce costs and increase quality and a new phone system. In June 1997 the Company completed the previously announced sale of Monitor Group for $2.5 million in cash, which resulted in a gain of $580,000. During the first half 1997 the Company used $686,000 to repurchase shares of stock under the previously announced stock repurchase plan. The Company paid its first dividend during the first half 1997 which totaled $135,000 and on August 13, 1997 declared a third quarter dividend of $0.04 which will also total $135,000.

Working capital totaled $21.7 million as of August 2, 1997 compared to $24.2 million as of January 25, 1997, a decrease of $2.5 million, principally resulting from an increase in long term investments which reduces current assets and working capital. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

     Part 1.  FINANCIAL INFORMATION

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

     The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         27.00  Financial Data Schedule.                         Filed herewith.

         99.01  Press release announcing a dividend of four
                cents ($.04) per share dated June 11, 1997.      Filed herewith.

         99.02  Press release announcing third quarter dividend
                of four cents ($.04) per share dated
                August 13, 1997.                                 Filed herewith.

         99.03  Press release announcing fiscal year 1997
                second quarter results dated August 21, 1997.    Filed herewith.


     (b) Reports on Form 8-K.

         None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Industrial Scientific Corporation
                                 (Registrant)


Date: September 15, 1997
                            By : /s/              James P. Hart
                                 -----------------------------------------------
                                                  James P. Hart
                                   Vice-President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------



                                                    Sequential Page Number
     Exhibit No.                                         or Reference
     -----------                                         ------------


     27.0    Financial Statement Data.                Filed herewith at page 15.

     99.01   Press release announcing a dividend
             of four cents ($.04) per share dated
             June 11, 1997.                           Filed herewith at page 16.

     99.02   Press release announcing third quarter
             dividend of four cents ($.04) per share
             dated August 13, 1997.                   Filed herewith at page 17.

     99.03   Press release announcing fiscal year
             1997 second quarter results dated
             August 21, 1997.                         Filed herewith at page 18.