Form 10-Q
period 1997-11-01
INDUSTRIAL SCIENTIFIC CORP
filed 1997-12-15
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

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

As of December 12, 1997, there were 3,375,089 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                              Page No.
                                                                              -------
     PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheet -
               November 1, 1997 and January 25, 1997.                            3

               Condensed Consolidated Statement of Income -
               Three months and Nine months ended
               November 1, 1997 and October 26, 1996.                            4

               Condensed Consolidated Statement of Cash Flows -
               Nine months ended November 1, 1997 and
               October 26, 1996.                                                 5

               Notes to Condensed Consolidated Financial Statements.             6

     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                            8

     Item 3.   Quantitative and Qualitative Disclosure about
               Market Risk Sensitive Instruments.                               11

     Part II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                                12

PART 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                                November 1,                  January 25,
                                                                                   1997                         1997
                                                                               -------------                ------------
                                                                               (Unaudited)                       **
                      ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 3,339                     $ 6,879
  Short-term investments                                                              12,911                      12,380
                                                                               -------------                ------------
                                                                                      16,250                      19,259

  Accounts receivable, net                                                             5,411                       4,791
  Inventories                                                                          4,005                       3,159
  Prepaid expenses and other assets                                                      669                         335
  Deferred income taxes                                                                  605                         520
                                                                               -------------                ------------
          Total current assets                                                        26,940                      28,064

  Long-term investments                                                                6,890                       1,071

  Property, plant, and equipment, at cost                                             14,793                      13,596
  Less accumulated depreciation and amortization                                       7,193                       6,218
                                                                               -------------                ------------
                                                                                       7,600                       7,378

  Land                                                                                   390                         390
  Intangible assets, net                                                                 253                       2,149
  Other assets                                                                           716                         166
                                                                               -------------                ------------
         Total assets                                                                $42,789                     $39,218
                                                                               =============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $ 2,172                     $ 1,860
  Accrued payroll and related items                                                    1,200                         997
  Accrued warranty expenses                                                              721                         583
  Income taxes payable                                                                   282                          57
  Current portion of term debt                                                           370                         370
                                                                               -------------                ------------
          Total current liabilities                                                    4,745                       3,867

  Term debt                                                                            3,815                       4,142
  Deferred income taxes                                                                 ----                          92
                                                                               -------------                ------------
          Total liabilities                                                            8,560                       8,101

  Shareholders' equity:

   Preferred stock, without par value; authorized
     1,000,000 shares; none issued                                                      ----                        ----
   Common stock, $.01 par value; authorized 15,000,000
     shares; issued and outstanding 3,375,089 shares and
     3,375,087 at 11/1/97 and at 1/25/97                                                  34                          34
  Additional paid-in capital                                                           5,471                       5,471
  Retained earnings                                                                   30,078                      25,791
  Dividends paid                                                                        (270)
  Treasury stock, 60,400 shares at 11/1/97 and
     11,800 shares at 1/25/97, at cost                                                (1,084)                       (179)
                                                                               -------------                ------------
          Total shareholders' equity                                                  34,229                      31,117
                                                                               -------------                ------------
          Total liabilities and shareholders' equity                                 $42,789                     $39,218
                                                                               =============                ============

**  -  Summarized from audited January 25, 1997 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)


                                        For the three months ended                    For the nine months ended
                                       November 1,        October 26,              November 1,            October 26,
                                         1997               1996                     1997                   1996
                                       -----------        -----------              -----------            ------------
Net sales                                  $10,236             $8,656                  $30,449                 $27,089
Cost of goods sold                           4,501              3,770                   13,523                  12,368
                                       -----------        -----------              -----------            ------------
      Gross profit                           5,735              4,886                   16,926                  14,721

Operating expenses:
      Selling                                2,216              1,727                    6,732                   5,479
      Research, development and
          engineering                          798                883                    2,287                   2,768
      Administrative                           800                752                    2,583                   2,321
                                       -----------        -----------              -----------            ------------
      Total operating expenses               3,814              3,362                   11,602                  10,568
                                       -----------        -----------              -----------            ------------

      Operating profit                       1,921              1,524                    5,324                   4,153

Interest income                                280                199                      744                     588
Interest expense                               (41)               (44)                    (126)                   (145)
Other income/(expense)                         ---                (10)                      20                     (27)
Gain on sale of Monitor Group                  ---                ---                      580                     ---
                                       -----------        -----------              -----------            ------------
Income before income taxes                   2,160              1,669                    6,542                   4,569

Provision for income taxes                     721                605                    2,255                   1,590
                                       -----------        -----------              -----------            ------------
      Net income                           $ 1,439             $1,064                  $ 4,287                 $ 2,979
                                       ===========        ===========              ===========            ============
Net income per common share                  $0.43              $0.31                    $1.28                   $0.88
                                       ===========        ===========              ===========            ============
Weighted average number of
      common and common
      equivalent shares outstanding          3,330              3,375                    3,348                   3,377
                                       ===========        ===========              ===========            ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                For the nine months ended
                                                             November 1,         October 26,
                                                                1997                1996
                                                             -----------         -----------
Cash flows from operating activities:
  Net income                                                   $  4,287            $ 2,979
  Depreciation, amortization and other non-cash items             1,107              1,196
  Gain on sale of Monitor Group                                    (580)               ---
  Changes in operating assets and liabilities                    (1,413)               (77)
                                                             ----------          ---------
    Net cash provided by operating activities                     3,401              4,098

Cash flows from investing activities:
  Purchase of investments                                       (15,708)            (7,820)
  Proceeds from maturities of investments                         9,358              3,073
  Capital expenditures                                           (1,347)              (359)
  Investment in equity joint venture                               (241)              (267)
  Acquisition of McNeill Systems                                    ---               (310)
  Proceeds from sale of Monitor Group                             2,500                ---
                                                             ----------          ---------
    Net cash used in investing activities                        (5,438)            (5,683)

Cash flows from financing activities:
  Principal payments on debt                                       (327)              (572)
  Treasury stock repurchased                                       (906)               ---
  Dividends paid                                                   (270)               ---
                                                             ----------          ---------
    Net cash used in financing activities                        (1,503)              (572)

Net decrease in cash and cash equivalents                        (3,540)            (2,157)

Cash and cash equivalents at beginning of period                  6,879              7,485
                                                             ----------          ---------
Cash and cash equivalents at end of period                     $  3,339            $ 5,328
                                                             ==========          =========

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


     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $79,000 and $76,000 at November 1, 1997 and January 25, 1997, respectively.


     (4)  Inventories consisted of:


                                                        November 1,            January 25,
                                                           1997                    1997
                                                                  (in thousands)
                                                        ----------             ----------
          At standard costs, which approximate
          first-in, first-out cost:
          Raw materials                                 $3,228                 $2,690
          Work in process                                  643                    383
          Finished goods                                   293                    245
                                                        ------                 ------
                                                         4,164                  3,318
          Less LIFO reserves                               159                    159
                                                        ------                 ------
          Inventories at LIFO value                     $4,005                 $3,159
                                                        ======                 ======




                                   continued

     (5) The effective tax rate of 34.5% for the nine months ended November 1, 1997 is based upon an estimate of the effective rate for the year ended January 31, 1998. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest benefits, offset by the effect of state and local income taxes.


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

     (7) Non-operating income/expense during the nine month period ended November 1, 1997 includes a gain on the sale of Monitor Group. The Company completed the sale of its Monitor Group business unit to L.B. Foster Company on May 7, 1997 for $2,500,000 resulting in a gain of approximately $580,000.

Part 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended November 1, 1997, and October 26, 1996, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 25, 1997.

                             Results of Operations
   Quarter ended November 1, 1997, Compared to Quarter Ended October 26, 1996

Net sales for the quarter ended November 1, 1997, ("third quarter 1997") totaled $10.2 million, an increase of 18.3% from net sales of $8.7 million for the quarter ended October 26, 1997 ("third quarter 1996"). Sales increases in both North America and international markets were primarily due to increased promotional activities and new product introductions.

Gross profit increased $849,000 or 17.4% to $5.7 million for the third quarter 1997 compared to $4.9 million for the third quarter 1996. Gross profit as a percent of sales declined slightly to 56.0% for the third quarter 1997 compared to 56.5% for the third quarter 1996. Increased production efficiency was offset by moderate price discounts in competitive situations.

Operating expenses increased $452,000 or 13.4% to $3.8 million for the third quarter 1997 compared to $3.4 million for the third quarter 1996. Selling expense increased $489,000 or 28.3% due to start-up marketing costs associated with fixed system products which the Company acquired in October 1996, continuing efforts to increase sales outside North America and increased commission expense related to higher sales volume. Research, development and engineering expense decreased $85,000 or 9.6% to $798,000 for the third quarter 1997 compared to $883,000 for the third quarter 1996. Increased new product development was more than offset by the reduction in expense caused by the sale of Monitor Group in the second quarter 1997. Excluding the impact of the sale of Monitor Group, research, development and engineering expense increased 35.3%. Administrative expense increased $48,000 or 6.4% to $800,000 for the third quarter 1997 compared to $752,000 for the third quarter 1996. Increases in performance-related compensation principally account for this increase.

Interest income totaled $280,000 for the third quarter 1997, an increase of $81,000 compared to $199,000 for the third quarter 1996. Generally higher invested cash balances and interest rates account for this increase. Interest expense declined due to reduced debt balances resulting from principal payments on outstanding loans. Income from the Company's joint venture in Saudi Arabia was offset by start-up costs associated with the establishment of the Company's joint venture in China which resulted in no other income reported for the third quarter 1997, compared to $10,000 for the third quarter 1996.

The effective tax rate for the third quarter 1997 decreased to 33.4% compared to 36.2% for the third quarter 1996 principally due to increased non-taxable interest income and research and experimentation tax credits.

Net income for the third quarter 1997 totaled $1.4 million or $0.43 per share, an increase of 35.1% compared to $1.1 million or $0.31 for the third quarter 1996.

                             Results of Operations
       Nine Months Ended November 1, 1997, Compared to Nine Months Ended
                               October 26, 1996

Net sales for the nine months ended November 1, 1997, totaled $30.4 million, an increase of $3.4 million or 12.4% compared to net sales of $27.1 million for the nine months ended October 26, 1996. Increased sales in North America, resulting from increased sales efforts and new products were partially offset by a decline in international sales. The nine months ended October 26, 1996, included $2.0 million in sales to the Company's joint venture partner in Saudi Arabia as part of a long-term exclusive supply agreement.

Gross profit increased 17.4% to $5.7 million for the nine months ended November 1, 1997, compared to $4.9 million for the nine months ended October 26, 1996. Gross profit as a percent of net sales also increased to 55.6% for the nine months ended November 1, 1997, compared to 54.3% for the prior period. This increase in gross profit percent is principally due to lower than average gross profit realized during the nine months ended October 26, 1996, on sales relating to the long-term supply agreement due to competitive price negotiation. Increased sales of replacement parts in 1997, which generally earn a higher than average gross profit percentage also contributed to the increased gross profit for the period.

Operating expenses increased $1.0 million or 9.8% to $11.6 million for the nine months ended November 1, 1997, compared to $10.6 million for the comparable 1996 period. Selling expense increased $1.3 million or 22.9% due to increased marketing efforts both in North America and internationally, increased commission and other volume related expenses and start-up marketing costs associated with fixed system products which the Company acquired in October 1996. Research, development and engineering expense decreased $481,000 or 17.4% as increased new product development efforts and resulting increased expense levels were more than offset by the reduction caused by the sale of Monitor Group in the second quarter 1997. Excluding the impact of the sale of Monitor Group, research development and engineering expense increased 20.5%. Administrative expense increased 11.3% or $262,000, primarily due to increased profit sharing and incentive compensation resulting from the Company's performance in the nine month period ended November 1, 1997.

Interest income increased $156,000 or 26.5% for the nine months ended November 1, 1997, due to higher investment amounts resulting from positive cash flow and generally higher interest rates. Interest expense decreased due to lower outstanding debt balances resulting from continuing principal payments. Other income consists of the Company's equity earnings in Industrial Scientific Arabia Ltd., a minority owned subsidiary. The gain on sale of $580,000 is from the sale of Monitor Group, a developer of portable mass spectrometers which the Company had acquired in 1995 and sold in the second quarter 1997.

The effective tax rate for the nine months ended November 1, 1997, was 34.5 % basically equal to the effective rate of 34.8% for the nine months ended October 26, 1996.

Net income for the nine months ended November 1, 1997, totaled $4.3 million or $1.28 per share, an increase of 43.9% over net income of $3.0 million or $0.88 per share for the nine months ended October 26, 1996.

                        Liquidity and Capital Resources

Cash flow from operations totaled $3.4 million for the nine months ended November 1, 1997, compared to $4.1 million for the comparable 1996 period. Increased net income was offset by increased cash needed to support increased levels of inventory and accounts receivable relating to higher sales volume.

Capital expenditures totaled $1.3 million for the nine months ended November 1, 1997, compared to $359,000 for the comparable 1996 period. Capital expenditures in the 1997 period primarily consisted of manufacturing and test equipment to improve quality and reduce costs, computers and related software to increase efficiency, and a new phone system. In October 1997, the Company invested $241,000 in exchange for a 50% interest in the previously announced joint venture, HEG Industrial Scientific, based in Harbin China. In June 1997, the Company completed the previously announced sale of Monitor Group for $2.5 million in cash which resulted in a gain of $580,000. During the nine months ended November 1, 1997, the Company used $906,000 to repurchase shares of its stock under the previously announced stock repurchase plan. Dividends totaling $270,000 were paid during the period.

Working capital totaled $21.8 million as of November 1, 1997, compared to $24.2 million as of January 27, 1997, a decrease of $2.4 million, primarily resulting from a lengthening in the maturities of the Company's investments to increase interest income which increased long-term investments and decreased working capital. The Company believes that its cash flow and capital structure provide adequate flexibility to support the growth of operations and funding capital spending programs.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.00  Financial Data Schedule.                        Filed herewith.

          99.01  Press release announcing a fourth quarter
                 dividend of four cents ($.04) per share
                 dated November 12, 1997.                        Filed herewith.

          99.02 Press release announcing fiscal year 1997 third quarter results dated November 20, 1997. Filed herewith.


     (b)  Reports on Form 8-K.

          None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Industrial Scientific Corporation
                              (Registrant)


Date: December 12, 1997
                         By :  /s/    James P. Hart
                              -------------------------------------------------
                                      James P. Hart
                              Vice-President and Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------


                                                                  Sequential Page Number
     Exhibit No.                                                        or Reference
     -----------                                                        ------------

     27.0      Financial Statement Data.                          Filed herewith at page 15.

     99.01     Press release announcing a fourth quarter
               dividend of four cents($.04) per share
               dated November 12, 1997.                           Filed herewith at page 16.

     99.02     Press release announcing fiscal year 1997
               third quarter results dated November 20, 1997.     Filed herewith at page 17.