Form 10-K
period 1998-01-31
INDUSTRIAL SCIENTIFIC CORP
filed 1998-04-29
CIK 906108

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 16, 1998, there were 3,376,307 shares of Common Stock, par value $.01 per share of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $20,396,208 based on the closing sales price reported on Nasdaq National Market for April 16, 1998.

Documents Incorporated by Reference.

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Part II and Part IV hereof.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Portions of the Registrants Registration Statement No. 33-63182 on Form S-1 are incorporated by reference into Part IV hereof.

                                    PART I.

ITEM 1.   BUSINESS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," and statements incorporated by reference into this Form 10-K from the 1997 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Industrial Scientific Corporation's (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors which specifically related to the Company's business include the following: rapid technological change along with the need to continually develop new products; risks of product liability claims; competition; dependence on key employees; management of Company's growth; dependence on certain customers; dependence on one key supplier for toxic and oxygen sensors; proprietary rights and risks of third party claims of infringement; government regulation and risks associated with international business operations, including foreign currency fluctuations, tariffs, trade barriers, foreign taxes, repatriation of earnings and the burden of complying with foreign laws and regulations.

Overview

Industrial Scientific Corporation designs, manufactures, markets, and services instruments for detecting, measuring and monitoring a wide variety of gases, including toxic and combustible gases and oxygen, to protect and preserve human life. The Company's gas monitoring instruments are used by individuals for safety and industrial hygiene purposes in many different industries, often in confined spaces posing risks of asphyxiation, poisoning and explosion. Each instrument detects, measures and monitors gases singly or in combination, including oxygen, carbon monoxide, hydrogen sulfide, chlorine, nitrogen dioxide, sulfur dioxide and flammable hydrocarbons such as methane (natural gas), hexane and propane. The Company also manufactures and markets various instrument accessories such as sampling pumps, external warning devices and battery chargers.

Industrial Scientific Corporation was incorporated in Pennsylvania in 1985. Its principal offices are located at 1001 Oakdale Road, Oakdale, Pennsylvania, 15071. Its telephone number is 412-788-4353.

Gas Monitoring Instruments

The Company manufactures gas monitoring instruments ranging from single-gas to four-gas portable monitors. All but two of the Company's instruments continuously monitor, rather than spot-check, gases during their period of use. Audible and visual alarms are included in each instrument and are activated if gases reach specified limits. The Company's instruments are designed for ruggedness and shock resistance. In addition, the instruments are designed to eliminate erratic readings and false alarms from radio frequency interference ("RFI"). All of the instruments are designed to function for at least an entire 10-hour shift without battery recharging or replacement. Generally, single-gas toxic or oxygen monitors use alkaline batteries which last from 1,300 to 2,400 hours. Combustible gas monitors, which require higher power, generally have rechargeable battery packs. Multiple-gas monitors also generally use rechargeable battery packs since combustible gas sensors are commonly included in these monitors. Accurate measurement of gas concentrations is a basic requirement of gas monitors. The Company's products combine sensors with proprietary circuitry designed by the Company for accurate and consistent performance across a broad range of temperatures and humidities.

The Company also sells replacement sensors, other replacement parts and a full line of accessories for its gas monitoring instruments. These accessories include sampling pumps and probes (for remote monitoring prior to entry), battery chargers, carrying cases, calibration kits and gases and external alarm devices. Sales of gas monitoring instruments, accessories, replacement parts and service accounted for 97%, 97% and 98% of the Company's net sales for fiscal years 1995, 1996, and 1997.

Other Products

In addition to its gas monitoring instruments and accessories, the Company manufactures and sells Lifeline--air filtration and monitoring products which filter compressed air and monitor carbon monoxide levels; conveyor belt fire detection systems for unmanned areas in coal mines; water deluge systems triggered by heat sensors; and carbon monitoring systems for enclosed areas such as coal preparation storage areas, parking garages and motor pools. Sales of these products accounted for 3%, 3% and 2% of the Company's net sales for fiscal years 1995, 1996, and 1997.

Recent Acquisitions

In 1997, the Company invested $350,000 in HEG Industrial Scientific Company Limited to establish a joint venture in Harbin, China. This joint venture will design, manufacture and sell gas monitoring products for the Chinese market. This investment is accounted for using the equity method.

In February 1996, the Company invested $267,000 in Industrial Scientific Arabia Limited, a joint venture with a Saudi Arabian partner. This joint venture provides service and promotes the sale of the Company's products throughout the middle east. This investment is accounted for using the equity method.

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

Marketing, Sales and Distribution

The Company's products are primarily sold through a network of independent distributors. The Company has 27 regional sales managers located throughout the United States, Canada, Europe, the Middle East, and Pacific Rim to support these distributors. At its corporate headquarters, the Company has 24 sales and customer service representatives who support distribution and 22 employees dedicated to prompt product service and repair. The Company's sales and marketing efforts include advertising, product management, training, customer service and sales functions.

The Company continues to concentrate on international sales growth and expects that foreign sales will continue to contribute significantly to the Company's revenues. International sales accounted for approximately 13%, 20%, and 21% of net sales for fiscal years 1995, 1996, and 1997, respectively. The Company has a Managing Director located in Sydney, Australia, three regional sales managers located in Canada, a regional sales manager in the Netherlands, eighteen full time employees working at its Industrial Scientific Arabia, Ltd. joint venture in the Middle East, approximately fifteen employees working on the establishment of a manufacturing and distribution facility at its HEG Industrial Scientific Limited joint venture in Harbin, China, and an international sales manager and two sales coordinators located at corporate headquarters who support foreign distribution and concentrate on international sales growth.

The Company's five largest distributors accounted for approximately 56%, 48%, and 51% of net sales for fiscal years 1995, 1996, and 1997, respectively. Of these five, Vallen Safety Supply Company, which comprised approximately 21% and 26% of sales in fiscal 1996 and 1997, is based in Houston, Texas and specializes in the distribution of safety products.

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

Research, Development and Engineering

The Company conducts research, development and engineering for existing and new products at its primary facility near Pittsburgh, Pennsylvania. The Company spent approximately $2.4 million, $3.0 million, and $2.7 million for research and development in fiscal years 1995, 1996, and 1997, respectively, representing 7.0%, 8.3%, and 6.7% of net sales in such fiscal years.

In 1997, the Company introduced three new portable gas monitoring instruments and several fixed systems. The T80 Single Gas Monitor has six interchangeable 'smart' sensors and is capable of 4,400 hours of continuous operation. The ATX612 Multi-Gas Aspirated Monitor offers continuous monitoring of up to four gases and datalogging for up to 110 hours of data storage and industrial hygiene functions. The ATX620 Multi-Gas Utility Monitor has patented Infared Methane detection for monitoring three levels of combustible gas, one toxic gas plus oxygen, and datalogging for 60 hours of survey data.

In 1997, the Company sold Monitor Group, a developer of portable mass spectrometers which had been acquired by the Company in June 1995.

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

Employees

As of April 16, 1998, the Company had 215 employees.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of Fiscal year 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of January 31, 1998, are listed below:

Kent D. McElhattan, age 49, has been a Director, President and Chief Executive Officer of the Company since January, 1985. Prior to 1985, he was Vice President and General Manager of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.

James P. Hart, age 43, has been Vice President and Chief Financial Officer since August 1994. Between 1985 and August 1994 he was Treasurer and Corporate Controller. Prior to 1985, he was Controller of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.

Garth F. Miller, age 41, has been Vice President of Sales and Service since August 1994. Between 1985 and August 1994 he was Manager of Sales and Manager of Engineering. Prior to 1985, he was Sales Engineer of the Industrial Safety Division of National Mine Service Company, the predecessor to the Company.


Part II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth on page 22 of the 1997 Annual Report to Shareholders under the caption "Market for the Company's Common Stock" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is set forth on page 3 of the Company's 1997 Annual Report to Shareholders under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 8 through 9 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS

The Company's consolidated financial statements, the notes thereto and the report of the independent accountants are set forth on pages 10 through 20 of the Company's 1997 Annual Report and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

Not applicable.


                           PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Elections Of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of shareholders on June 10, 1998 (the Proxy Statement) and is incorporated herein by reference.

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

                          PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a) 1. Financial Statements: The following consolidated financial statements of the registrant are filed pursuant to Item 8 of this form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1997 Annual Report to Shareholders which accompanies this report.


Description                                                                   Page No.
----------------------------------------------------------------------------  --------

Consolidated Statement of Income  -  Fiscal Years Ended
January 31, 1998, January 25, 1997, and January 27, 1996                         10

Consolidated Statement of Changes in Shareholders' Equity  -  Fiscal Years
Ended January 31, 1998, January 25, 1997, and January 27, 1996                   10

Consolidated Balance Sheet - January 31, 1998, and January 25, 1997              11

Consolidated Statement of Cash Flows  -  Fiscal Years Ended
January 31, 1998, January 25, 1997, and January 27, 1996                         12

Notes to Consolidated Financial Statements                                       13

Report of Independent Accountants                                                21


2. Financial Statement Schedules: Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.

3.  Exhibits:

Exhibit No.
----------
3.01             Amended and Restated        Filed herewith.
                 Articles of
                 Incorporation of
                 Corporation
                 Industrial Scientific

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

4.01             Form of Stock Certificate   Incorporated herein by
                                             reference is Exhibit 4.01
                                             to the Form S-1.

 10.01        *  Employment Agreement,       Incorporated herein by reference
                 dated January 25, 1985,     is Exhibit 10.01 to the Form S-1.
                 between the Company and
                 Kent D. McElhattan

10.02         *  Employment Agreement,       Incorporated herein by
                 dated January               reference is
                 25, 1985, between the       Exhibit 10.02 to the
                 Company and                 Form S-1.
                 James P. Hart

10.03         *  1993 Stock Option Plan      Incorporated herein by reference is
                                             Exhibit 10.03 to the Form S-1.

10.04            PEDFA Loan Documents        Incorporated herein by reference is
                 dated as of February 1,     Exhibit 10.04 to the Form S-1.
                 1993, relating to the
                 $4,200,000 PEDFA bond
                 financing

10.05            Documents relating to the   Incorporated herein by
                 $2,000,000                  reference is
                 PIDA financing              Exhibit 10.05 to the
                                             Form S-1.

10.06            License Agreement           Incorporated herein by
                 relating to toxic           reference is Exhibit 10.06
                 gas sensor technology       to the Form S-1.
                 dated as of
                 November 19, 1991

10.07            Distribution Agreement      Incorporated herein by
                 between the                 reference is
                 Company and Vallen Safety   Exhibit 10.07 to the
                 Supply as amended as        Form S-1.
                 of November 17, 1989

* - Indicates management contract or compensatory plan, contract or arrangement.

10.08            Resolutions of the Board    Incorporated herein by reference
                 of Directors from a         is Exhibit 10.08 to the 1995 Form
                 meeting held on August 10,  10-K.
                 1988, as amended on March
                 10, 1993 and June 8, 1994,
                 setting forth the terms
                 of the President's
                 Incentive Plan

10.09*           Unanimous Consent of the    Incorporated herein by reference
                 Board of Directors dated    is Exhibit 10.09 to the 1995 Form
                 April 14, 1992, as          10-K.
                 amended on January 27,
                 1995, setting forth the
                 terms of the Key Managers'
                 Performance Incentive Plan

10.10*           Employment Agreement, dated  Incorporated herein by reference is
                 January 25, 1985, between    Exhibit 10.10 to the 1995 Form 10-K.
                 the Company and Garth F.
                 Miller

13.01            1997 Annual Report to        Filed herewith.
                 Shareholders

21.01            List of Subsidiaries of the  Incorporated herein by reference is
                 Company                      Exhibit 21.01 to the Form S-1.

23.01            Consent of Independent       Filed herewith.
                 Certified Public
                 Accountants

27.0             Financial Data Schedule      Filed herewith.

b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal year ended January 31, 1998.

* - Indicates management contract or compensatory plan, contract or arrangement.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES

April 28, 1998                   /s/ Kent D. McElhattan
                          -------------------------------------
                                   Kent D. McElhattan
                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                             Title                    Date
---------                             -----                    ----
/s/  Kenton E. McElhattan       Director and               April 28, 1998
---------------------------     Chairman of the Board
Kenton E. McElhattan


/s/  Kent D. McElhattan         President, Chief          April 28, 1998
----------------------------    Executive Officer,
Kent D. McElhattan              Director

/s/  James P. Hart              Vice President and        April 28, 1998
-------------------------       Chief Financial Officer
James P. Hart

/s/  Herbert F. Gerhard         Director                  April 28, 1998
-------------------------
Herbert F. Gerhard

/s/  Donald J. McGraw           Director                  April 28, 1998
-------------------------
Donald J. McGraw

/s/  James D. Morton            Director                  April 28, 1998
-----------------------------
James D. Morton


/s/  Thomas M. Thompson         Director                  April 28, 1998
------------------------
Thomas M. Thompson
