Form 10-Q
period 1998-05-02
INDUSTRIAL SCIENTIFIC CORP
filed 1998-06-15
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission File Number 0-21838

                       INDUSTRIAL SCIENTIFIC CORPORATION
            (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                   25-1481281
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


 1001 Oakdale Road, Oakdale, PA                           15071
 (Address of principal executive offices)                Zip Code


(Registrant's telephone number, including area code):   412-788-4353



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No


As of June 15, 1998, there were 3,377,987 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


                         INDEX
                         -----

                                                                    Page No.
                                                                    --------
     PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheet -
               May 2, 1998 and January 31, 1998.                       3

               Condensed Consolidated Statement of Income -
               Three months ended May 2, 1998 and May 3, 1997.         4

               Condensed Consolidated Statement of Cash Flows -
               Three months ended May 2, 1998 and May 3, 1997.         5

               Notes to Condensed Consolidated Financial Statements.   6

     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                  8

     Item 3.   Quantitative and Qualitative Disclosure about
               market risk sensitive Instruments.                     10

     Part II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K.                      10

PART 1.    FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                               May 2,               January 31,
                                                               1998                    1998
                                                             -----------           -----------
                                                             (Unaudited)               **
                       ASSETS
     Current assets:
       Cash and cash equivalents                                 $4,128                $3,244
       Short-term investments                                    12,232                13,368
                                                             -----------           -----------
                                                                 16,360                16,612

       Accounts receivable, net                                   6,320                 5,949
       Inventories                                                4,462                 3,887
       Prepaid expenses and other assets                            613                   828
       Deferred income taxes                                        488                   481
                                                             -----------           -----------
               Total current assets                              28,243                27,757

     Long-term investments                                        8,374                 7,309

     Property, plant, and equipment, at cost                     15,146                14,925
     Less accumulated depreciation and amortization               7,962                 7,591
                                                             -----------           -----------
                                                                  7,184                 7,334

     Land                                                           390                   390
     Intangible assets, net                                         219                   233
     Other assets                                                 1,213                   858
                                                             -----------           -----------
               Total assets                                     $45,623               $43,881
                                                             ===========           ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                          $2,486                $1,445
       Accrued payroll and related items                            814                 1,977
       Accrued warranty expenses                                    708                   662
       Income taxes payable                                         507                   ---
       Current portion of term debt                                 375                   375
                                                             -----------           -----------
               Total current liabilities                          4,890                 4,459

     Term debt                                                    3,620                 3,663
     Deferred income taxes                                          191                   167
                                                             -----------           -----------
               Total liabilities                                  8,701                 8,289

     Shareholders' equity:
       Preferred stock, without par value; authorized
          1,000,000 shares; none issued                            ----                  ----
       Common stock, $.01 par value; authorized 15,000,000
          shares; issued and outstanding 3,377,987 shares and
          3,376,307 at 5/2/98 and at 1/31/98                         34                    34
       Additional paid-in capital                                 5,494                 5,492
       Retained earnings                                         33,444                31,793
       Dividends paid                                              (574)                 (405)
       Treasury stock, 79,100 shares at 5/2/98 and
          72,400 shares at 1/31/98, at cost                      (1,476)               (1,322)
                                                             -----------           -----------
               Total shareholders' equity                        36,922                35,592
                                                             -----------           -----------
               Total liabilities and shareholders' equity       $45,623               $43,881
                                                             ===========           ===========

**  -  Summarized from audited January 31, 1998 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                              For the three months ended
                                                May 2,          May 3,
                                                 1998            1997
                                              ----------      ----------
                                              (13 weeks)      (14 weeks)

        Net sales                               $11,396         $10,952
        Cost of goods sold                        4,900           4,763
                                              ----------      ----------
             Gross profit                         6,496           6,189

        Operating expenses:
             Selling                              2,565           2,493
             Research, development and
                engineering                         832             777
             Administrative                         847             974
                                              ----------      ----------
             Total operating expenses             4,244           4,244
                                              ----------      ----------

             Operating profit                     2,252           1,945

        Interest income                             255             216
        Interest expense                            (41)            (39)
        Other income (expense)                        5               3
                                              ----------      ----------
             Income before income taxes           2,471           2,125

        Provision for income taxes                  820             744
                                              ----------      ----------
             Net income                          $1,651          $1,381
                                              ==========      ==========
        Net income per basic common share:
             Basic earnings per share             $0.50           $0.41
             Weighted average shares - basic      3,299           3,363

        Net income per diluted common share:
             Diluted earnings per share           $0.50           $0.41
             Weighted average shares - diluted    3,318           3,363


The accompanying notes are an integral part of the consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)



                                                               For the three months ended
                                                                 May 2,              May 3,
                                                                  1998                1997
                                                              ------------        ------------
                                                               (13 weeks)          (14 weeks)
      Cash flows from operating activities:
           Net income                                              $1,651              $1,381
           Depreciation, amortization and other non-cash items        385                 343
           Changes in operating assets and liabilities               (283)                (17)
                                                              ------------        ------------
               Net cash provided by operating activities            1,753               1,707

      Cash flows from investing activities:
           Capital expenditures                                      (220)               (426)
           Increase in equity investment                               (5)                ---
           Proceeds from maturities of investments                 (2,312)              3,000
           Purchase of investments                                  2,383              (5,436)
           Purchase of officer's life insurance                      (350)                ---
                                                              ------------        ------------
              Net cash used in investing activities                  (504)             (2,862)

      Cash flows from financing activities:
           Purchase of treasury stock                                (154)                (60)
           Proceeds from exercise of stock options                      2                 ---
           Principal payments on debt                                 (44)               (143)
           Dividends paid                                            (169)                ---
                                                              ------------        ------------
              Net cash used in financing activities                  (365)               (203)

      Net increase (decrease) in cash and cash equivalents            884              (1,358)

      Cash and cash equivalents at beginning of period              3,244               6,879
                                                              ------------        ------------
      Cash and cash equivalents at end of period                   $4,128              $5,521
                                                              ============        ============

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


     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $81,000 and $55,000 at May 2, 1998 and May 3, 1997, respectively.

     (4)  Inventories consisted of:

                                                 May 2,      January 31,
                                                  1998          1998
                                                     (in thousands)
                                                 ______        ______
          At standard costs, which approximate
          first-in, first-out cost:
          Raw materials                          $3,659        $3,314
          Work in process                           578           423
          Finished goods                            375           300
                                                 ------        ------
                                                  4,612         4,037
          Less LIFO reserves                        150           150
                                                 ------        ------
          Inventories at LIFO value              $4,462        $3,887
                                                 ======        ======


                                   continued

     (5) The effective tax rate of 33.2% for the three months ended May 2, 1998 is based upon an estimate of the effective rate for the year ended January 31, 1998. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest benefits, offset by the effect of state and local income taxes.


     (6) The Company has initiated a review to ensure that its information systems can properly handle data which include year 2000 dates. All of the Company's major software systems have been certif ied by their manufacturer to be year 2000 compliant. The Company believes that no significant modifications or replacement of these systems will be necessary. Management does not expect the cost of this review or any resulting replacement or modification of information systems will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended May 2, 1998, and May 3, 1997, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998.

Certain statements made herein may be considered forward-looking. These statements represent the Company's reasonable judgment and expectations and are subject to risks and uncertainties, including the risk factors listed in the Company's 10-K for fiscal year 1997, that could cause actual results to differ materially from these statements.

                             Results of Operations
        Quarter ended May 2, 1998 Compared to Quarter ended May 3, 1997

Net sales for the quarter ended May 2, 1998 ("first quarter 1998") which included 13 weeks, totaled $11.4 million, an increase of $444,000, compared to net sales of $11.0 million for the quarter ended May 3, 1997 ("first quarter 1997") which included 14 weeks. Net sales increased 12.1% for the first quarter 1998 compared to the first quarter 1997 adjusted for the difference in the number of weeks included in each quarter. Sales of the newly introduced ATX series of portable multi-gas instruments and the T-80 portable single gas instrument combined with increased repair and rental services revenue and increased fixed system sales account for this increase.

Gross profit increased by $307,000 to $6.5 million or 57.0% of net sales for the first quarter 1998 compared to $6.2 million or 56.5% of net sales for the first quarter 1997. On a comparable number of weeks basis, gross profit increased 13.1%, in line with the increase in net sales. Increased rental services and sales of spare parts which earn a higher than average gross profit percentage and improved operating efficiency resulting from continuing capital investments in labor saving manufacturing equipment principally accounts for the increase.

Operating expenses totaled $4.2 million for the first quarter 1998, compared to the same $4.2 million for the first quarter 1997 as increased selling and research, development and engineering expense were offset by a reduction in administrative expense. On a comparable number of weeks basis operating expenses increased 7.7%. Selling expense increased $72,000 or 2.9% resulting from increased marketing of fixed systems products and continuing efforts to establish an international sales and distribution network. Research, development and engineering expense increased $55,000 or 7.1% due to continuing increased new product development in both portable and fixed monitoring product lines. Administrative expense decreased $127,000 or 13.0% primarily due to reduced professional service expense and insurance expense.

Interest income increased $39,000 in the first quarter 1998 due to generally higher invested cash balances and modestly higher interest rates. Interest expense increased slightly due to higher interest rates, partially offset by reduced debt balances resulting from principal payments on outstanding loans. Other income totaled $5,000 which is the Company's portion of operating results of two joint ventures in which it participates, Industrial Scientific Arabia Ltd., and HEG Industrial Scientific Limited.

The effective tax rate for the first quarter 1998 was 33.2% compared to 35.0% for the first quarter 1997. Increased tax free interest income, foreign sales tax credit and increased utilization of the research and experimentation tax credit principally account for the difference. The first quarter 1998 rate is consistent with the effective rate for fiscal year 1997.

Net income for the first quarter 1998 totaled $1.7 million or $0.50 per share compared to $1.4 million $0.41 per share for the first quarter 1997. Net income increased 28.8% when adjusted for the difference in the number of weeks in each quarter.


                        Liquidity and Capital Resources

Cash flow from operations totaled $1.8 million for the first quarter 1998 virtually even with $1.7 million for the first quarter 1997. Higher net income and non-cash expenses were partially offset by increased investment in operating assets and liabilities.

Capital expenditures totaled $220,000 for the first quarter 1998 compared to $426,000 for the first quarter 1997. First quarter 1998 capital expenditures consisted primarily of production tooling and other fixed assets relating to new product introductions and computer purchases relating to an automated sales lead tracking system. Capital expenditures are expected to increase from the first quarter level through the balance of fiscal year 1998.

Dividends paid during the first quarter 1998 totaled $169,000 and the Company continued the previously announced repurchase of Industrial Scientific stock and acquired 6,700 shares at a total cost of $154,000.

Working capital totaled $23.4 million as of May 2, 1998 compared to $23.3 million as of January 31, 1998. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.

                                   YEAR 2000

The Company has initiated a review to ensure that its information systems can properly handle data which include year 2000 dates. All of the Company's major software systems have been certified by their manufacturer to be year 2000 compliant. The Company believes that no significant modifications or replacement of these systems will be necessary. Management does not expect the cost of this review or any resulting replacement or modification of information systems will have a material adverse effect on the financial position, results or operations or liquidity of the Company.

     PART I.   FINANCIAL INFORMATION

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
               MARKET RISK SENSITIVE INSTRUMENTS

               The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purposes of managing its foreign currency exchange rate risk or for any other purpose.

     PART II.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS
               Nothing to report under this item.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
               Nothing to report under this item.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Nothing to report under this item.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Nothing to report under this item.

     ITEM 5.   OTHER INFORMATION
               Nothing to report under this item.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               10.03  Amended and Restated 1993 Stock
                      Option Plan                              Filed herewith.

               27.00  Financial Data Schedule.                 Filed herewith.

               99.01  Press release regarding Fiscal 1997
                      results dated March 11, 1998.            Filed herewith.

               99.02  Press release announcing Fiscal 1998 1st
                      Quarter results dated May 21, 1998.      Filed herewith.

          (b)  Reports on Form 8-K.

               None.

     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Industrial Scientific Corporation
                                    (Registrant)


     Date: June 15, 1998
                            By :  /s/   James P. Hart
                                 ----------------------------------------------
                                          James P. Hart
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                         EXHIBIT INDEX
                         -------------


                                                                Sequential Page Number
     Exhibit No.                                                     or Reference
     -----------                                                     ------------

     10.03     Amended and Restated 1993 Stock
               Option Plan                                      Filed herewith at page 13.

     27.0      Financial Statement Data.                        Filed herewith at page 14.

     99.01     Press release regarding Fiscal 1997 results
               dated March 11, 1998.                            Filed herewith at page 15.

     99.02     Press release announcing Fiscal 1998 1st
               Quarter results dated May 21, 1998.              Filed herewith at page 17.
