Form 10-Q
period 1998-08-01
INDUSTRIAL SCIENTIFIC CORP
filed 1998-09-14
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

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


As of September 11, 1998, there were 3,378,722 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               August 1, 1998 and January 31, 1998.                           3

               Condensed Consolidated Statement of Income -
               Three months and six months ended August 1, 1998
               and August 2, 1997.                                            4

               Condensed Consolidated Statement of Cash Flows -
               Six months ended August 1, 1998 and August 2, 1997.            5

               Notes to Condensed Consolidated Financial Statements.          6

Item 2.        Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                         8

Item 3.        Quantitative and Qualitative Disclosure about
               market risk sensitive Instruments.                             12


Part II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.                              12

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                               August 1,           January 31,
                                                                1998                  1998
                                                             -----------           -----------
                                                             (Unaudited)               **
                       ASSETS
     Current assets:
       Cash and cash equivalents                                 $4,018                $3,244
       Short-term investments                                     7,404                13,368
                                                             -----------           -----------
                                                                 11,422                16,612

       Accounts receivable, net                                   6,371                 5,949
       Inventories                                                4,759                 3,887
       Prepaid expenses and other assets                            690                   828
       Deferred income taxes                                        495                   481
                                                             -----------           -----------
               Total current assets                              23,737                27,757

     Long-term investments                                       14,403                 7,309

     Property, plant, and equipment, at cost                     15,524                14,925
     Less accumulated depreciation and amortization               8,326                 7,591
                                                             -----------           -----------
                                                                  7,198                 7,334

     Land                                                           390                   390
     Intangible assets, net                                         205                   233
     Other assets                                                 1,178                   858
                                                             -----------           -----------
               Total assets                                     $47,111               $43,881
                                                             ===========           ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                          $2,260                $1,445
       Accrued payroll and related items                          1,284                 1,977
       Accrued warranty expenses                                    704                   662
       Income taxes payable                                         417                   ---
       Current portion of term debt                                 375                   375
                                                             -----------           -----------
               Total current liabilities                          5,040                 4,459

     Term debt                                                    3,481                 3,663
     Deferred income taxes                                          215                   167
                                                             -----------           -----------
               Total liabilities                                  8,736                 8,289

     Shareholders' equity:
       Preferred stock, without par value; authorized
          1,000,000 shares; none issued                            ----                  ----
       Common stock, $.01 par value; authorized 15,000,000
          shares; issued and outstanding 3,378,722 shares and
          3,376,307 at 8/1/98 and at 1/31/98                         34                    34
       Additional paid-in capital                                 5,531                 5,492
       Retained earnings                                         35,181                31,793
       Dividends paid                                              (743)                 (405)
       Treasury stock, 85,400 shares at 8/1/98 and
          72,400 shares at 1/31/98, at cost                      (1,628)               (1,322)
                                                             -----------           -----------
               Total shareholders' equity                        38,375                35,592
                                                             -----------           -----------
               Total liabilities and shareholders' equity       $47,111               $43,881
                                                             ===========           ===========

**  -  Summarized from audited January 31, 1998 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                            For the three months ended      For the six months ended
                                              August 1,    August 2,         August 1,    August 2,
                                                1998         1997              1998         1997
                                              ---------    ---------         ---------    ---------
        Net sales                              $11,269       $9,261           $22,665      $20,213
        Cost of goods sold                       4,678        4,259             9,577        9,022
                                              ---------    ---------         ---------    ---------
             Gross profit                        6,591        5,002            13,088       11,191

        Operating expenses:
             Selling                             2,489        2,025             5,054        4,517
             Research, development and
                  engineering                      748          711             1,580        1,488
             Administrative                        952          808             1,799        1,783
                                              ---------    ---------         ---------    ---------
             Total operating expenses            4,189        3,544             8,433        7,788
                                              ---------    ---------         ---------    ---------

             Operating profit                    2,402        1,458             4,655        3,403

        Interest income                            271          248               525          464
        Interest expense                           (39)         (46)              (80)         (85)
        Other income (expense)                     (35)          17               (30)          20
        Gain on sale of Monitor Group              ---           580              ---           580
                                              ---------    ---------         ---------    ---------
        Income before income taxes               2,599        2,257             5,070        4,382

        Provision for income taxes                 863          790             1,683        1,534
                                              ---------    ---------         ---------    ---------
             Net income                         $1,736       $1,467            $3,387       $2,848
                                              =========    =========         =========    =========
        Net income per basic common share:
             Basic earnings per share            $0.53        $0.44             $1.03        $0.85
             Weighted average shares - basic     3,295        3,341             3,297        3,352

        Net income per diluted common share:
             Diluted earnings per share          $0.52        $0.44             $1.02        $0.85
             Weighted average shares - diluted   3,311        3,348             3,312        3,348

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                    For the six months ended
                                                                  August 1,          August 2,
                                                                    1998               1997
                                                                 ----------         ----------
Cash flows from operating activities:
     Net income                                                    $3,387              $2,848
     Depreciation, amortization and other non-cash items              763                 693
     Gain on sale of Monitor Group                                    ---                (580)
     Changes in operating assets and liabilities                     (541)                 31
                                                                ----------          ----------
         Net cash provided by operating activities                  3,609               2,992

Cash flows from investing activities:
     Capital expenditures                                            (599)               (948)
     Decrease / (increase) in equity investment                        30                (241)
     Proceeds from maturities of investments                        6,916               6,902
     Purchase of investments                                       (8,045)            (10,657)
     Purchase of officer's life insurance                            (350)               (307)
     Proceeds from sale of Monitor Group                              ---               2,500
                                                                ----------          ----------
        Net cash used in investing activities                      (2,048)             (2,751)

Cash flows from financing activities:
     Purchase of treasury stock                                      (306)               (686)
     Proceeds from exercise of stock options                           39                 ---
     Principal payments on debt                                      (182)               (284)
     Dividends paid                                                  (338)               (135)
                                                                ----------          ----------
        Net cash used in financing activities                        (787)             (1,105)

Net increase / (decrease) in cash and cash equivalents                774                (864)

Cash and cash equivalents at beginning of period                    3,244               6,879
                                                                ----------          ----------
Cash and cash equivalents at end of period                         $4,018              $6,015
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


     (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $97,000 and $75,000 at August 1, 1998 and August 2, 1997, respectively.


     (4)  Inventories consisted of:

                                                         August 1,   January 31,
                                                           1998         1998
                                                             (in thousands)
                                                         ---------   -----------
          At standard costs, which approximate
          first-in, first-out cost:
          Raw materials                                   $3,832        $3,314
          Work in process                                    631           423
          Finished goods                                     446           300
                                                          ------        ------
                                                           4,909         4,037
          Less LIFO reserves                                 150           150
                                                          ------        ------
          Inventories at LIFO value                       $4,759        $3,887
                                                          ======        ======




                                   continued

     (5) The effective tax rate of 33.2% for the three months ended August 1, 1998 is based upon an estimate of the effective rate for the year ended January 31, 1998. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest income benefits, offset by the effect of state and local income taxes.


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

Part 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended August 1, 1998 and August 2, 1997 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve substantial risk and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those listed in the Company's 10-K for fiscal year 1997.


                             Results of Operations
     Quarter ended August 1, 1998 Compared to Quarter Ended August 2, 1997


Net sales for the quarter ended August 1, 1998 ("second quarter 1998") were $11.3 million, an increase of 21.7% or $2.0 million compared to net sales of $9.3 million for the quarter ended August 2, 1997 ("second quarter 1997"). Increased sales resulted from winning a large order for TMX412 portable multi-gas instruments and accessories, and increased repair and rental services. Sales of the newly introduced ATX series of portable multi-gas instruments and the T-80 portable single gas instrument also contributed to this revenue increase.

Gross profit increased 31.8% or $1.6 million to $6.6 million for the second quarter 1998 compared to $5.0 million for the second quarter 1997. Gross profit as a percentage of net sales increased to 58.5% for the second quarter 1998 compared to 54.0% for the second quarter 1997. An increased portion of sales for the quarter were to end users which generally earn a higher gross profit percentage than sales to distributors. The Company does not expect this change in sales mix to continue and anticipates gross profit as a percentage of net sales to average 55.0% to 57.0% for the balance of fiscal 1998. Increased rental services and spare parts sales which earn a higher than average gross profit percentage also improved gross profit percentage for the quarter.

Operating expenses totaled $4.2 million for the second quarter 1998 an increase of 18.2% compared to $3.5 million for the second quarter 1997. Selling expense increased $464,000 or 23.0% resulting from increased commission expense relating to increased sales, increased marketing of fixed systems products and continuing efforts to establish an international sales and distribution network. Research, development and engineering expense increased $36,000 or 5.1% due to increased new product development. Administrative expense increased $144,000 or 17.8% principally resulting from increased incentive expense relating to improved financial performance. Approximately $90,000 of the increase in administrative expense resulted from an adjustment relating to the first quarter which was completed in the second quarter 1998.

Interest income increased $23,000 in the second quarter 1998 due to higher invested cash balances and higher interest rates. Interest expense decreased due to reduced debt balances resulting from continuing principal payments on outstanding loans. Other expense totaled $35,000 which is the Company's portion of operating results of the two joint ventures in which it participates. Industrial Scientific Arabia Ltd., a joint venture based in Saudi Arabia was profitable during the quarter but this profit was more than offset by a loss incurred by HEG Industrial Scientific which is based in Harbin, China.

The effective tax rate for the second quarter 1998 was 33.2%, down from the effective rate for the second quarter 1997, but consistent with the effective rate for all of fiscal year 1997.

Net income for the second quarter 1998 totaled $1.7 million or $0.53 per share, an increase of 18.3% compared to $1.5 million or $0.44 per share for the second quarter 1997.


                             Results of Operations
  Six Months Ended August 1, 1998 Compared to Six Months Ended August 2, 1997


Net sales for the six months ended August 1, 1998 ( "first half 1998") totaled $22.7 million, an increase of 12.1% or $2.5 million over net sales of $20.2 million for the six months ended August 2, 1997 ("first half 1997"). Sales of the newly introduced ATX series of portable multi-gas instruments and the T-80 portable single gas instrument, combined with a large order for TMX412 multi-gas instruments principally account for this increase.

Gross profit increased $1.9 million or 17.0% to $13.1 million for the first half 1998 compared to $11.2 million for the first half 1997. Gross profit as a percent of net sales increased to 57.7% for the first half 1998 compared to 55.4% for the first half 1997. A greater than average portion of net sales were to end users during the first half 1998 which earn a higher gross profit percentage. The Company does not expect this change in sales mix to continue and anticipates gross profit as a percentage of net sales to average 55.0% to 57.0% for fiscal 1998. In addition, increased rental services and spare parts sales which also earn higher gross profit percentage account for the increase in gross profit as a percentage of net sales.

Operating expenses increased 8.3% or $645,000 to $8.4 million for the first half 1998 compared to $7.8 million for the first half 1997. Selling expenses increased $537,000 or 11.9% due to increased marketing of fixed systems products, increased commission expense relating to higher sales and ongoing efforts to establish an international sales and distribution network. Research, development and engineering expense increased $92,000 or 6.2% due to increased new product development in both portable and fixed systems product lines. Administrative expense was virtually unchanged for the first half 1998 compared to the first half 1997.

Interest income increased $61,000 or 13.1% to $525,000 for the first half 1998 compared to $464,000 for the first half 1997 due to higher invested cash balances and higher interest rates. Interest expense declined modestly due to lower outstanding loan balances resulting from continuing principal payments. Other expense consists of the Company's portion of results from two joint ventures that the Company participates in. Industrial Scientific Arabia Ltd., based in Saudi Arabia was modestly profitable for the first half 1998 but these results were more than offset by losses from HEG Industrial Scientific based in China. Losses from HEG Industrial Scientific are primarily due to start up expenses and slower than anticipated sales growth.

The effective tax rate for the first half 1998 was 33.2%, equal to the effective tax rate for all of 1997.

Net income for the first half 1998 totaled $3.4 million or $1.03 per share, an increase of 18.9% compared to $2.8 million or $0.85 per share for the first half 1997.


                        Liquidity and Capital Resources


Cash flow from operations totaled $3.6 million for the first half 1998 compared to $3.0 million for the first half 1997. Higher net income, depreciation, amortization and other non-cash items partially offset by increased net investment in operating assets principally account for this increase.

Capital expenditures totaled $599,000 in the first half 1998 compared to $948,000 for the first half 1997. Capital expenditures in the first half 1998 consisted principally of inventory storage and retrieval systems, production tooling and test equipment and computer hardware and software. Capital expenditures are expected to increase in the second half of 1998 and exceed the 1997 total of $1.5 million by year end. In June 1997 the Company completed the sale of Monitor Group for $2.5 million in cash, which resulted in a gain of $580,000. During the first half 1998 the Company used $306,000 to repurchase shares of stock under the previously announced stock repurchase plan. The Company paid two quarterly dividends of $0.05 per share during the first half 1998 which totaled $338,000 and on August 11, 1998 declared a third quarter dividend of $0.05 which will total $169,000. The Company paid its first quarterly dividend of $0.04 per share during the first half 1997 which totaled $135,000.


Working Capital totaled $18.7 million as of August 1, 1998 compared to $23.3 million as of January 31, 1998, a decrease of $4.6 million, principally resulting from an increase in long term investments which reduces current assets and working capital. The Company believes that its cash flow and capital structure provide adequate flexibility for the growth of its operations and the funding of capital spending programs.


                                   YEAR 2000

The Company has initiated a review to ensure that its information systems can properly handle data which include year 2000 dates. All of the Company's major software systems have been certified by their manufacturer to be year 2000 compliant. The Company believes that no significant modifications or replacement of these systems will be necessary. The Company further believes that it has no material exposure to contingencies related to Year 2000 issues for the products it has sold. Management does not expect the cost of this review or any resulting replacement or modification of information systems will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          27.0   Financial Data Schedule.                        Filed herewith.

          99.01  Press release announcing third quarter dividend
                 of five cents dated August 13, 1998.            Filed herewith.

          99.02  Press release announcing Fiscal 1998 Second
                 Quarter results dated August 19, 1998.          Filed herewith.

     (b)  Reports on Form 8-K.
          None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Industrial Scientific Corporation
                                                  (Registrant)

Date: September 11, 1998
                                 By:  /s/      James P. Hart
                                    --------------------------------------------
                                               James P. Hart
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX
                                 -------------



                                                        Sequential Page Number
Exhibit No.                                                  or Reference
-----------                                                  ------------

27.0         Financial Statement Data.                Filed herewith at page 15.

99.01        Press release announcing third quarter
             dividend of five cents dated
             August 13, 1998.                         Filed herewith at page 16.

99.02        Press release announcing Fiscal 1998
             Second Quarter results dated
             August 19, 1998.                         Filed herewith at page 17.