Form 10-Q
period 1998-10-31
INDUSTRIAL SCIENTIFIC CORP
filed 1998-12-15
CIK 906108

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of December 14, 1998, there were 3,379,037 shares of Common Stock, par value $.01 per share of the Registrant's common stock outstanding.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES


                                INDEX
                                -----
                                                                    Page No.
                                                                    --------
PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet -
            October 31, 1998 and January 31, 1998.                       3

            Condensed Consolidated Statement of Income -
            Three months and nine months ended
            October 31, 1998 and November 1, 1997.                       4

            Condensed Consolidated Statement of Cash Flows -
            Nine months ended October 31, 1998 and
            November 1, 1997.                                            5

            Notes to Condensed Consolidated Financial Statements.        6

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition.                       8

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk.                                                12


PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                          12

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                   October 31,                  January 31,
                                                                       1998                         1998
                                                                   -----------                  -----------
                                                                   (Unaudited)                       **
                      ASSETS
Current assets:
  Cash and cash equivalents                                           $3,614                        $3,244
  Short-term investments                                               8,512                        13,368
                                                                   -----------                  -----------
                                                                      12,126                        16,612

  Accounts receivable, net                                             5,458                         5,949
  Inventories                                                          4,919                         3,887
  Prepaid expenses and other assets                                      713                           828
  Deferred income taxes                                                  515                           481
                                                                   -----------                  -----------
          Total current assets                                        23,731                        27,757

Long-term investments                                                 14,315                         7,309
Long-term receivable                                                      84                           ---

Property, plant, and equipment, at cost                               16,382                        14,925
Less accumulated depreciation and amortization                         8,700                         7,591
                                                                   -----------                  -----------
                                                                       7,682                         7,334

Land                                                                     390                           390
Intangible assets, net                                                   191                           233
Other assets                                                           1,279                           858
                                                                   -----------                  -----------
          Total assets                                               $47,672                       $43,881
                                                                   ===========                  ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $2,045                        $1,445
  Accrued payroll and related items                                    1,289                         1,977
  Accrued warranty expenses                                              666                           662
  Income taxes payable                                                   320                           ---
  Current portion of term debt                                           375                           375
                                                                   -----------                  -----------
          Total current liabilities                                    4,695                         4,459

Term debt                                                              3,438                         3,663
Deferred income taxes                                                     69                           167
                                                                   -----------                  -----------
          Total liabilities                                            8,202                         8,289

Shareholders' equity:
  Preferred stock, without par value; authorized
     1,000,000 shares; none issued                                      ----                          ----
  Common stock, $.01 par value; authorized 15,000,000
     shares; issued and outstanding 3,379,037 shares and
     3,376,307 at 10/31/98 and at 1/31/98                                 34                            34
  Additional paid-in capital                                           5,536                         5,492
  Retained earnings                                                   36,739                        31,793
  Dividends paid                                                        (912)                         (405)
  Treasury stock, 98,600 shares at 10/31/98 and
     72,400 shares at 1/31/98, at cost                                (1,927)                       (1,322)
                                                                   -----------                  -----------
          Total shareholders' equity                                  39,470                        35,592
                                                                   -----------                  -----------
          Total liabilities and shareholders' equity                 $47,672                       $43,881
                                                                   ===========                  ===========

**  - Summarized from audited January 31, 1998 balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited, in thousands except share data)

                                               For the three months ended                For the nine months ended
                                             October 31,          November 1,           October 31,        November 1,
                                                1998                 1997                   1998               1997
                                             ----------           ----------            ----------         ----------

Net sales                                       $10,437              $10,236               $33,103            $30,449
Cost of goods sold                                4,218                4,501                13,796             13,523
                                             ----------           ----------            ----------         ----------
     Gross profit                                 6,219                5,735                19,307             16,926

Operating expenses:
     Selling                                      2,379                2,216                 7,433              6,732
     Research, development and
          engineering                               853                  798                 2,433              2,287
     Administrative                                 841                  800                 2,641              2,583
                                             ----------           ----------            ----------         ----------
     Total operating expenses                     4,073                3,814                12,507             11,602
                                             ----------           ----------            ----------         ----------

     Operating profit                             2,146                1,921                 6,800              5,324

Interest income                                     266                  280                   792                744
Interest expense                                    (36)                 (41)                 (116)              (126)
Other income                                         45                  ---                    15                 20
Gain on sale of Monitor Group                       ---                  ---                   ---                580
                                             ----------           ----------            ----------         ----------
Income before income taxes                        2,421                2,160                 7,491              6,542

Provision for income taxes                          862                  721                 2,545              2,255
                                             ----------           ----------            ----------         ----------
     Net income                                  $1,559               $1,439                $4,946             $4,287
                                             ==========           ==========            ==========         ==========
Net income per basic common share:
     Basic earnings per share                     $0.47                $0.43                 $1.50              $1.28
     Weighted average shares - basic              3,283                3,321                 3,295              3,343

Net income per diluted common share:
     Diluted earnings per share                   $0.47                $0.43                 $1.49              $1.28
     Weighted average shares - diluted            3,297                3,330                 3,309              3,349

The accompanying notes are an integral part of the condensed consolidated financial statements.

              INDUSTRIAL SCIENTIFIC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                          For the nine months ended
                                                                      October 31,            November 1,
                                                                         1998                   1997
                                                                      ----------             ----------
Cash flows from operating activities:
     Net income                                                           $4,946                 $4,287
     Depreciation, amortization and other non-cash items                   1,151                  1,107
     Gain on sale of Monitor Group                                           ---                   (580)
     Changes in operating assets and liabilities                            (406)                (1,106)
                                                                        ----------            ----------
         Net cash provided by operating activities                         5,691                  3,708

Cash flows from investing activities:
     Capital expenditures                                                 (1,457)                (1,347)
     Increase in equity investment                                           (15)                  (241)
     Proceeds from maturities of investments                               9,428                  9,358
     Purchase of investments                                             (11,578)               (15,708)
     Purchase of officer's life insurance                                   (406)                  (307)
     Proceeds from sale of Monitor Group                                     ---                  2,500
                                                                        ----------            ----------
        Net cash used in investing activities                             (4,028)                (5,745)

Cash flows from financing activities:
     Purchase of treasury stock                                             (605)                  (906)
     Proceeds from exercise of stock options                                  44                    ---
     Principal payments on debt                                             (225)                  (327)
     Dividends paid                                                         (507)                  (270)
                                                                        ----------            ----------
        Net cash used in financing activities                             (1,293)                (1,503)

Net increase/(decrease) in cash and cash equivalents                         370                 (3,540)

Cash and cash equivalents at beginning of period                           3,244                  6,879
                                                                        ----------            ----------
Cash and cash equivalents at end of period                                $3,614                 $3,339
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

      (3) The Company's investments are in investment grade debt securities that it has the positive intent and ability to hold to maturity and are carried at amortized cost. These investments in debt securities exceeded market value by approximately $83,000 and $79,000 at October 31, 1998 and November 1, 1997, respectively .

      (4)   Inventories consisted of:

                                                   October 31,   January 31,
                                                       1998         1998
                                                         (in thousands)
                                                   ----------    ----------

            At standard costs, which approximate
            first-in, first-out cost:
            Raw materials                             $3,898         $3,314
            Work in process                              671            423
            Finished goods                               500            300
                                                    --------      ---------
                                                       5,069          4,037
            Less LIFO reserves                           150            150
                                                    --------      ---------
            Inventories at LIFO value                 $4,919         $3,887
                                                    ========      =========

      (5) The effective tax rate of 34.0% for the nine month period ended October 31, 1998 is based upon an estimate of the effective rate for the year ended January 31, 1999. The principal difference between the effective tax rate and the federal statutory rate is the effect of foreign sales corporation benefits, research and experimentation credits, and non-taxable interest income benefits, offset by the effect of state and local income taxes.

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

PART 1.  FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto for the periods ended October 31, 1998 and November 1,1997 and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve substantial risk and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those listed in the Company's 10-K for fiscal year 1997.



                             Results of Operations
  Quarter ended October 31, 1998, Compared to Quarter Ended November 1, 1997,

Net sales for the quarter ended October 31, 1998, ("third quarter 1998") totaled $10.4 million, an increase of 2.0% from net sales of $10.2 million for the quarter ended November 1, 1997 ("third quarter 1997"). A modest decline in sales in North America was offset by increased international sales relating to increased promotional activities and new product introductions.

Gross profit increased $484,000 or 8.4% to $6.2 million for the third quarter 1998 compared to $5.7 million for the third quarter 1997. Gross profit as a percent of sales increased to 59.6% for the third quarter 1998 compared to 56.0% for the third quarter 1997. An increased portion of sales for the quarter were to end users which generally earn a higher gross profit percentage than sales to distributors. Increased rental services and spare parts sales which earn a higher than average gross profit percentage also contributed to this increase. The Company does not expect the change in sales mix to continue and anticipates gross profit as a percentage of sales to return to a range of 54.0% to 56.0% for the fourth quarter 1998.

Operating expenses increased $259,000 or 6.8% to $4.1 million for the third quarter 1998 compared to $3.8 million for the third quarter 1997. Selling expense increased $163,000 or 7.4% due to increased marketing costs associated with fixed system products which the

Company acquired in October 1996, and continuing efforts to increase sales outside North America. Research, development and engineering expense increased $55,000 or 6.9% to $853,000 for the third quarter 1998 compared to $798,000 for the third quarter 1997 due to increased new product development. Administrative expense increased $41,000 or 5.1% to $841,000 for the third quarter 1998 compared to $800,000 for the third quarter 1997.

Interest income totaled $266,000 for the third quarter 1998, a decrease of $14,000 compared to $280,000 for the third quarter 1997. Slightly lower interest rates partially offset by higher invested cash balances account for this decrease. Interest expense declined due to reduced debt balances resulting from principal payments on outstanding loans. Other income consists of the Company's portion of results from two joint ventures that the Company participates in, Industrial Scientific Arabia Ltd. and HEG Industrial Scientific. Both joint ventures were profitable for the third quarter 1998 totaling other income of $45,000 compared to prior year break even results.

The effective tax rate for the third quarter 1998 increased to 35.6% compared to 33.4% for the third quarter 1997 principally to increase the current year-to-date tax rate to the anticipated tax liability.

Net income for the third quarter 1998 totaled $1.6 million or $0.47 per share, an increase of 9.3% compared to $1.4 million or $0.43 per year for the third quarter 1997.


                             Results of Operations
                      Nine Months Ended October 31, 1998,
                Compared to Nine Months Ended November 1, 1997,

Net sales for the nine months ended October 31, 1998, totaled $33.1 million, an increase of $2.7 million or 8.7% compared to net sales of $30.4 million for the nine months ended November 1, 1997. Sales of the newly introduced ATX series of portable multi-gas instruments and the T-80 portable single gas instrument, combined with a large order for TMX412 multi-gas instruments principally account for this increase.

Gross profit increased $2.4 million or 14.1% to $19.3 million for the nine months ended October 31, 1998, compared to $16.9 million for the nine months ended November 1, 1997. Gross profit as a percent of net sales also increased to 58.3% for the nine months ended October 31, 1998, compared to 55.6% for the prior period. This increase in gross profit percent is principally due to an increased portion of sales to end users which generally results in a higher gross profit percentage. Increased sales of replacement parts and rental services also contributed to the increased gross profit percentage.

Operating expenses increased $905,000, or 7.8% to $12.5 million for the nine months ended October 31,1998, compared to $11.6 million for the comparable 1997 period. Selling expense increased $701,000 or 10.4% due to increased commission and other volume related expenses and increased marketing costs associated with fixed system products. Research, development and engineering expense increased $146,000 or 6.4% due to increased new product development efforts in both portable and fixed systems product lines.

Administrative expense increased 2.2% or $58,000, virtually unchanged for the comparable nine-month period.

Interest income increased $48,000 or 6.5% for the nine months ended October 31,1998, due to higher investment amounts resulting from positive cash flow. Interest expense decreased $10,000 to $116,000 due to lower outstanding debt balances resulting from continuing principal payments. Other income consists of the Company's portion of results from two joint ventures that the Company participates in. Industrial Scientific Arabia Ltd., based in Saudi Arabia was modestly profitable for the nine months ended October 31, 1998 but these results were partially offset by losses from HEG Industrial Scientific based in Harbin, China. Losses from HEG Industrial Scientific are primarily due to start up expenses and slower than anticipated sales growth.

The effective tax rate for the nine months ended October 31,1998, was 34.0 % down slightly compared to the effective rate of 34.5% for the nine months ended November 1, 1997.

Net income for the nine months ended October 31,1998, totaled $4.9 million or $1.50 per share, an increase of 17.2% over net income of $4.3 million or $1.28 per share for the nine months ended November 1, 1997.


                        Liquidity and Capital Resources


Cash flow from operations totaled $5.7 million for the nine months ended October 31,1998, compared to $3.7 million for the comparable 1997 period. Increased operating income less cash needed to support increased operating assets and liabilities principally account for this increase.

Capital expenditures totaled $1.5 million for the nine months ended October 31,1998, compared to $1.3 million for the comparable 1997 period. Capital expenditures in 1998 primarily consisted of manufacturing equipment, inventory storage and retrieval systems and computers and related software. In October 1997, the Company invested $241,000 in exchange for a 50% interest HEG Industrial Scientific, based in Harbin China. In June 1997, the Company completed the previously announced sale of Monitor Group for $2.5 million in cash that resulted in a gain of $580,000. During the nine months ended October 31,1998, the Company used $605,000 to repurchase shares of its stock under the previously announced stock repurchase plan and paid dividends totaling $507,000.

Working capital totaled $19.0 million as of October 31,1998, compared to $23.3 million as of January 27, 1997, a decrease of $4.3 million, primarily resulting from lengthening maturities of the Company's investments to increase interest income which increased long-term investments and decreased working capital. The Company believes that its cash flow and capital structure provide adequate flexibility to support the growth of operations and funding capital spending programs.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     The Year 2000 issue exists because many computer systems and applications use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which include it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

     The Company has developed a plan to evaluate its internal computer systems and products in light of the Year 2000 problem. The plan includes inventory, evaluation, and completion of any appropriate remediation.

     The Company has substantially completed an inventory and evaluation of all critical computer systems and corresponding software applications. Based upon written documentation, certifications from vendors and manufacturers, information available at vendor websites and the results of Company testing, the Company believes that its business critical computer systems will not experience significant Year 2000 problems.

     The Company's products with time-of-day ("TOD") clocks in their design have been tested for successful Year 2000 operation. Products that do not have TOD clocks have no potential Year 2000 operational issues and therefore have not been tested. The Company believes that it will have no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

     The Company has contacted its key vendors regarding their Year 2000 compliance efforts. Although the Company has received some information from its vendors regarding their Year 2000 compliance efforts, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's vendors. The Company does not have meaningful information concerning the Year 2000 status of its customers.

     The Company does not expect to incur substantial costs with respect to its Year 2000 compliance efforts and the Company has not deferred other information technology projects as a result of the Year 2000 problem. The cost of internal efforts by Company's personnel are not separately accounted for.

     As part of the Company's Year 2000 plan, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing a contingency plan to address potential Year 2000-related occurrences.

     The above information is based on the Company's current best estimates. Given the complexity of Year 2000 issues and risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer systems, applications and products and the timing and success of remedial efforts of the Company's third party suppliers, customers and business partners.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.
         27.0   Financial Data Schedule.                         Filed herewith.

         99.01  Press release announcing fourth quarter dividend
                of five cents dated November 11, 1998.           Filed herewith.

         99.02  Press release announcing Fiscal 1998 Third
                Quarter Results dated November 18, 1998.         Filed herewith.


    (b)  Reports on Form 8-K.
         None.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Industrial Scientific Corporation
                                 (Registrant)


Date: December 14, 1998

                           By:     /s/       James P. Hart
                               ----------------------------------------------
                                             James P. Hart
                               Vice-President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer and an authorized signatory)

                                 EXHIBIT INDEX


                                                                         Sequential Page Number
Exhibit No.                                                                   or Reference
-----------                                                                   -------------
27.0            Financial Statement Data.                              Filed herewith at page 15.

99.01           Press release announcing fourth quarter dividend
                of five cents dated November 11, 1998.                 Filed herewith at page 16.

99.02           Press release announcing Fiscal 1998 Third
                Quarter Results dated November 18, 1998.               Filed herewith at page 17.

